Form 10-Q
period 1995-09-30
GROWTH HOTEL INVESTORS
filed 1995-11-13
CIK 769129

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 1995

                                     OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

                      Commission file number   0-15347

                           Growth Hotel Investors,
                      a California Limited Partnership
           (Exact name of Registrant as specified in its charter)

        California                                     94-2964750
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia    30328
              (Address  principal executive office)            (Zip Code)

      Registrant's telephone number, including area code (770) 916-9090

                                     N/A

 Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No_____

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution securities under a plan confirmed
by a court.   Yes  X   No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding each of the issuer's classes common stock, as the latest practicable date _____________________.

                                   1 of 18

           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets
                                                   September 30,    December 31,
                                                       1995             1994
                                                   -------------    ------------
Assets

Cash and cash equivalents                          $ 5,319,000    $ 4,899,000
Restricted cash                                        263,000        335,000
Deferred costs                                         759,000         52,000
Accounts receivable and other assets                   414,000        205,000
Investment in unconsolidated joint venture           8,623,000      8,487,000

Real Estate:

  Real estate                                       23,066,000     21,904,000
  Accumulated depreciation                          (8,501,000)    (7,984,000)
                                                   -----------    -----------
Real estate, net                                    14,565,000     13,920,000
                                                   -----------    -----------
    Total assets                                   $29,943,000    $27,898,000
                                                   ===========    ===========
Liabilities and Partners' Equity

Accounts payable and other liabilities             $   571,000    $   697,000
Notes payable                                        7,630,000      7,655,000
                                                   -----------    -----------
    Total liabilities                                8,201,000      8,352,000
                                                   -----------    -----------
Minority interest in consolidated joint ventures        83,000         48,000
                                                   -----------    -----------
Partners' Equity (Deficit):

  General partner                                   (1,017,000)    (1,171,000)
  Limited partners (36,932 units outstanding at
   September 30, 1995 and December 31, 1994)        22,676,000     20,669,000
                                                   -----------    -----------
    Total partners' equity                          21,659,000     19,498,000
                                                   -----------    -----------
    Total liabilities and partners' equity         $29,943,000    $27,898,000
                                                   ===========    ===========


               See notes to consolidated financial statements.

                                   2 of 18



           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

Consolidated Statements of Operations


                                                   For the Nine Months Ended
                                                  September 30,   September 30,
                                                      1995            1994
                                                  -------------   -------------
Revenues:

  Hotel operations                                  $6,207,000     $6,052,000
  Equity in unconsolidated joint venture's
   operations                                        1,732,000      1,629,000
  Interest and other revenue                           159,000        153,000
                                                    ----------     ----------
    Total revenues                                   8,098,000      7,834,000
                                                    ----------     ----------

Expenses:

  Hotel operations                                   3,637,000      3,751,000
  Interest                                             615,000        751,000
  Depreciation                                         518,000        465,000
  General and administrative                           307,000        469,000
                                                    ----------     ----------
    Total expenses                                   5,077,000      5,436,000
                                                     ----------     ----------
Income from operations before minority
 interest in joint ventures' operations
 and extraordinary item                              3,021,000      2,398,000

Minority interest in joint ventures'
 operations                                            (35,000)       (26,000)
                                                    ----------     ----------
Income before extraordinary item                     2,986,000      2,372,000

Extraordinary item:

  Gain on extinguishment of debt                             -        605,000
                                                    ----------     ----------
Net income                                          $2,986,000     $2,977,000
                                                    ==========     ==========
Net income per limited partnership assignee unit:

Net income before extraordinary item                $    75.19     $    59.73

Extraordinary item                                           -          15.24
                                                    ----------     ----------
Net income                                          $    75.19     $    74.97
                                                    ==========     ==========
Cash distributions per limited partnership

 assignee unit                                     $     20.85     $    20.01
                                                    ==========     ==========

               See notes to consolidated financial statements.

                                   3 of 18


           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

Consolidated Statements of Operations


                                                    For the Three Months Ended
                                                   September 30,  September 30,
                                                       1995           1994
                                                   -------------  -------------
Revenues:

  Hotel operations                                  $2,362,000     $2,218,000
  Equity in unconsolidated joint venture's
   operations                                          708,000        671,000
  Interest and other revenue                            53,000         24,000
                                                    ----------     ----------
    Total revenues                                   3,123,000      2,913,000
                                                    ----------     ----------
Expenses:

  Hotel operations                                   1,303,000      1,276,000
  Interest                                             206,000        180,000
  Depreciation                                         185,000        155,000
  General and administrative                           108,000        163,000
                                                    ----------     ----------
    Total expenses                                   1,802,000      1,774,000
                                                    ----------     ----------
Income from operations before minority
 interest in joint ventures' operations
 and extraordinary item                              1,321,000      1,139,000

Minority interest in joint ventures' operations        (13,000)        (5,000)
                                                    ----------     ----------
Net income                                          $1,308,000     $1,134,000
                                                    ==========     ==========
Net income per limited partnership assignee unit    $    32.93     $    28.57
                                                    ==========     ==========

               See notes to consolidated financial statements.

                                   4 of 18


           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

Consolidated Statements of Cash Flows

                                                   For the Nine Months Ended
                                                 September 30,    September 30,
                                                      1995            1994
                                                 -------------    -------------
Operating Activities:

Net income                                          $2,986,000     $2,977,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                       585,000        477,000
   Minority interest in joint ventures' operations      35,000         26,000
   Equity in unconsolidated joint venture's
     operations                                     (1,732,000)    (1,629,000)
   Gain on extinguishment of debt                            -       (605,000)
   Deferred income                                     (38,000)       (38,000)
   Deferred costs paid                                (775,000)             -
Changes in operating assets and liabilities:
   Accounts receivable and other assets               (209,000)       (35,000)
   Accounts payable and other liabilities              (88,000)       (12,000)
                                                    ----------     ----------
Net cash provided by operating activities              764,000      1,161,000
                                                    ----------     ----------
Investing Activities:

Additions to real estate                            (1,162,000)      (258,000)
Decrease in restricted cash                             72,000         80,000
Unconsolidated joint venture distributions           1,596,000        220,000
Proceeds from cash investments                               -      3,169,000
                                                    ----------     ----------
Cash provided by investing activities                  506,000      3,211,000
                                                    ----------     ----------
Financing Activities:

Satisfaction of note payable                                 -     (2,030,000)
Notes payable principal payments                       (25,000)       (21,000)
Cash distributions to partners                        (825,000)      (794,000)
                                                    ----------     ----------
Cash (used in) financing activities                   (850,000)    (2,845,000)
                                                    ----------     ----------
Increase in Cash and Cash Equivalents                  420,000      1,527,000

Cash and Cash Equivalents at Beginning of Period     4,899,000      2,122,000
                                                    ----------     ----------
Cash and Cash Equivalents at End of Period          $5,319,000     $3,649,000
                                                    ==========     ==========
Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period            $  615,000     $  789,000
                                                    ==========     ==========
Supplemental Disclosure on Non-Cash Investing

 and Financing Activities:
   Foreclosure of property in 1994 - See Note 5

               See notes to consolidated financial statements.

                                   5 of 18



           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        General

          The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain balance sheet accounts have been reclassified in order to conform to the current period.

          The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for as described in Note 5.

          At September 30, 1995, the Partnership had approximately $2,315,000 invested in overnight purchase agreements.

          The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

          On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of Fox Realty Investors, the general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.        Transactions with Related Parties

          Affiliates of the Managing General Partner ("MGP") received reimbursements of administrative expenses amounting to $90,000 and $104,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

          An affiliate of MGP was paid a $1,000 fee, during the nine months ended September 30, 1994, relating to a successful real estate tax appeal on a property owned by the unconsolidated joint venture. This fee is included in operating expenses.

          In accordance with the Partnership Agreement, the general partner receives cash distributions as follows: (1) a Partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the Partnership Agreement) distributed to partners, and (2) a continuing interest representing a two percent share of cash distributions, after allocation of the Partnership management incentive. A portion of the Partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions to the general partner for the nine months ended September 30, 1995 and 1994 are as follows:
                                                  1995                   1994
                                                  ----                   ----
          Partnership management incentive       $40,000                $40,000
          Continuing interest                     15,000                 15,000
                                                 -------                -------
          Total                                  $55,000                $55,000
                                                 =======                =======
                                   6 of 18


           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.        Transactions with Related Parties (Continued)

          In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operation of the joint venture properties. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the properties and were $61,000 and $67,000 for the nine months ended September 30, 1995 and 1994. These fees are included in operating expenses.

3.        Restricted Cash

          Restricted cash at September 30, 1995 and December 31, 1994 represents the amount maintained by certain properties pursuant to the related notes payable agreements to meet future capital requirements.

4.        Amendment to Services Agreement

          The Partnership paid $775,000 in January 1995 to MMI amending their services agreement to provide for a reduction in the monthly asset management fee from $29,750 to $5,500, the elimination of fees payable to MMI for its assistance in refinancings and sales of properties owned by the Partnership and provides the Partnership with the ability to terminate MMI's services at will.

          The buyout of the service contract is being amortized over the remaining term of the service agreement of 10 years. For the nine months ended September 30, 1995, approximately $58,000 has been amortized and is included in general and administrative expenses.

5.        Extraordinary Item - Gain on Extinguishment of Debt

          On April 4, 1994, the Hampton Inn - Elk Grove Village was disposed of through foreclosure for $3,550,000 to the holder of the deed of trust on the property. The disposition value is comprised of the note payable of $2,772,000, plus $778,000 of net liabilities, including $260,000 of accrued interest, $444,000 of accrued property taxes and $74,000 of other liabilities. At the date of disposition of the Hampton Inn - Elk Grove, the net carrying value of the property, after provision for impairment, was $2,945,000. As a result of the disposition of this property through foreclosure, the Partnership recognized an extraordinary gain on extinguishment of debt of $605,000 in the second quarter of 1994. Since the appointment of a receiver, on February 4, 1994, accounting records for Elk Grove have not been available to the

          Partnership. The results of operations for Elk Grove included in the financial statements are through February 4, 1994.

6.        Subsequent Event

          On October 2, 1995, the Partnership entered into an agreement pursuant to which it was granted an option to acquire its joint venture partner's interest in the Hampton Inn - Aurora for an aggregate purchase price of $150,000. This option is exercisable from February 2, 1996 through October 2, 1996. In connection with this transaction, the land was transferred to the Partnership and the joint venture partner as tenants in common and then leased back to the Partnership.

                                   7 of 18


           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Investment in Unconsolidated Joint Venture

The following are the condensed balance sheets as of September 30, 1995 and December 31, 1994 and condensed statements of operations for the nine and three months ended September 30, 1995 and 1994 for Registrant's investment in the Combined Fund, which is reported under the equity method of accounting.


                 GROWTH HOTEL INVESTORS COMBINED FUND NO. 1

                          CONDENSED BALANCE SHEETS


                                                  September 30,    December 31,
                                                      1995            1994
                                                  -------------    ------------

Cash and cash equivalents                          $ 3,355,000    $ 2,953,000
Restricted cash                                        576,000      1,988,000
Deferred costs and other assets                      1,346,000      1,244,000

Real Estate:

  Real estate                                       87,242,000     94,793,000
  Accumulated depreciation                         (26,272,000)   (34,108,000)
                                                   -----------    -----------
  Real estate, net                                  60,970,000     60,685,000
                                                   -----------    -----------
  Total assets                                     $66,247,000    $66,870,000
                                                   ===========    ===========
Liabilities and Partners' Equity

Accounts payable and other liabilities             $ 1,095,000    $ 1,250,000
Due to an affiliate of the joint venture partner       511,000        646,000
Notes payable                                       40,939,000     41,361,000
                                                   -----------    -----------
  Total liabilities                                 42,545,000     43,257,000
                                                   -----------    -----------
Minority interest in consolidated joint venture     (4,088,000)    (3,746,000)
                                                   -----------    -----------
Commitments and Contingencies

Partners' Equity:

  GHI                                                8,623,000      8,487,000
  GHI II                                            19,167,000     18,872,000

                                                   -----------    -----------
    Total partners' equity                          27,790,000     27,359,000
                                                   -----------    -----------
    Total liabilities and partners' equity         $66,247,000    $66,870,000
                                                   ===========    ===========

                                   8 of 18



           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Investment in Unconsolidated Joint Venture (Continued)


                 GROWTH HOTEL INVESTORS COMBINED FUND NO. 1

                     CONDENSED STATEMENTS OF OPERATIONS

                                                    For the Nine Months Ended
                                                  September 30,   September 30,
                                                       1995          1994
                                                  -------------   -------------

Revenues                                           $28,489,000    $26,532,000

Expenses                                            23,030,000     21,860,000
                                                   -----------    -----------
Income before minority interest in joint
 venture's operations                                5,459,000      4,672,000

Minority interest in joint venture's operations          1,000        461,000
                                                   -----------    -----------
Net income                                         $ 5,460,000    $ 5,133,000
                                                   ===========    ===========
Allocation of income:
  GHI                                              $ 1,732,000    $ 1,629,000
  GHI II                                             3,728,000      3,504,000
                                                   -----------    -----------
  Net income                                       $ 5,460,000    $ 5,133,000
                                                   ===========    ===========

                                                    For the Three Months Ended
                                                   September 30,  September 30,
                                                       1995           1994
                                                   -------------  -------------

Revenues                                           $10,149,000    $ 9,529,000

Expenses                                             8,220,000      7,569,000
                                                   -----------    -----------
Income before minority interest in joint
 venture's operations                                1,929,000      1,960,000

Minority interest in joint venture's operations        305,000        154,000
                                                   -----------    -----------
Net income                                         $ 2,234,000    $ 2,114,000
                                                   ===========    ===========
Allocation of income:
  GHI                                              $   708,000    $   671,000

  GHI II                                             1,526,000      1,443,000
                                                   -----------    -----------
  Net income                                       $ 2,234,000    $ 2,114,000
                                                   ===========    ===========

                                   9 of 18


           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

All of Registrant's properties are hotels. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. For the long term, cash from operations will remain Registrant's primary source of liquidity. All of Registrant's properties generated positive cash flow during the nine months ended September 30, 1995. Additionally, Registrant's investment in the unconsolidated joint venture distributed $1,596,000 to Registrant under the terms of the joint venture agreement.
In the second quarter, Registrant distributed to the holders of limited partnership units $20.85 per unit ($770,000 in total) and $55,000 to the general partner.

The level of liquidity based upon cash and cash equivalents experienced a $420,000 increase at September 30, 1995, as compared to December 31, 1994. The increase consisted of $764,000 provided by operating activities and $506,000 provided by investing activities which were partially offset by $825,000 of cash distributed to the partners and $25,000 of notes payable principal payments (financing activities). Cash provided by investing activities consisted of $1,596,000 of distributions received from the unconsolidated joint venture and a $72,000 decrease in restricted cash which were partially offset by $1,162,000 of improvements to real estate at all of Registrant's properties. Guest room renovations consisted of $315,000 at Registrant's Hampton Inn - Albuquerque, $142,000 at the Hampton Inn - Aurora, $366,000 at the Hampton Inn - Brentwood and $339,000 at the Hampton Inn - Syracuse properties. Registrant's cash provided by operating activities during the nine months ended September 30, 1995, was partially offset by the $775,000 paid to MMI to amend their services agreement to provide for a reduction in their monthly asset management fee from $29,750 to $5,500, the elimination of fees payable to MMI for its assistance in the refinancing and sales of properties owned by Registrant and provides Registrant with the ability to terminate MMI's services at will. In order to remain competitive, the unconsolidated joint venture expects to spend approximately $5,000,000 to upgrade its hotels during the next twelve to eighteen months. The improvements will be funded from working capital reserves and restricted cash. All other increases and decreases in certain assets and liabilities are the result of the timing of the receipt and payment of various operating activities.

Working capital reserves are invested in money market accounts and repurchase agreements secured by United States Treasury obligations. The managing general partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments during the next twelve months and the foreseeable future. The first mortgage encumbering Registrant's Hampton Inn - Brentwood property matures in January 1996, at which time a balloon payment of approximately $2,185,000 will be due. Registrant expects to pay off the mortgage on or prior to the maturity date from working capital reserves.
If the mortgage is not paid off, Registrant will be required to extend, refinance or sell the property at the maturity date of the mortgage. Although management is confident that this mortgage can be replaced or paid off, if the mortgage is not extended, refinanced, paid off,

                                  10 of 18


           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

or the property is not sold, the property could be lost through foreclosure. If the property is lost through foreclosure, Registrant would incur a loss of approximately $1,477,000. Management believes that there will be sufficient cash flow generated by the remaining properties to continue operations in the event that the property is lost through foreclosure. In addition, Registrant's unconsolidated joint venture has balloon payments due in 1996 of $40,275,000 and Registrant's remaining properties have balloon payments due in 1997 of $5,412,000. The managing general partner believes, however, that each property generates sufficient cash flow to allow all mortgages to be refinanced or satisfied in an orderly fashion. On October 2, 1995, Registrant entered into an agreement pursuant to which it was granted an option to acquire its joint venture partner's interest in the Hampton Inn - Aurora for an aggregate price of $150,000. This option is exercisable from February 2, 1996 through October 2, 1996.

On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

Real Estate Market

The income and expenses of operating the properties owned by Registrant are subject to factors outside of Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of Registrant.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by Registrant.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before minority interest in joint ventures and the extraordinary item, improved by $623,000 during the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $264,000 and a decrease in expenses of $359,000. Operating results improved at all of Registrant's properties. In addition, Registrant's Hampton Inn - Elk Grove property, which had been

                                  11 of 18


            GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                       a California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Nine Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

generating losses, was lost to foreclosure during the 1994 period. With respect to the remaining properties, operating results, before minority interest in joint ventures, improved by $369,000 due to an increase in revenues of $429,000, which was partially offset by an increase in expenses of $60,000.

With respect to the remaining properties, revenues from hotel operations increased by $326,000, for the nine months ended September 30, 1995, as compared to 1994, primarily due to increased average daily room rates at all of Registrant's hotels, which was partially offset by a decrease in occupancy at the Hampton Inn - Syracuse and the Hampton Inn - Brentwood properties. Occupancy at Registrant's Hampton Inn - Albuquerque and Hampton Inn - Aurora properties remained relatively constant. Equity from unconsolidated joint venture operations improved by $103,000 during the nine months ended September 30, 1995, as compared to 1994, primarily due to improved hotel operating revenues at all the joint venture properties, except the Hampton Inn - San Antonio hotel. Interest and other revenue remained relatively constant.

Expenses declined by $359,000 for the nine months ended September 30, 1995, as compared to 1994, due to the disposition of Registrant's Hampton Inn - Elk Grove property during 1994. With respect to the remaining properties, expenses increased $60,000, due to increases in hotel operation expenses of $94,000 and depreciation expense of $53,000, which were partially offset by a decrease in interest expense of $87,000. In addition, general and administrative expenses declined by $162,000.

Hotel operating expenses increased primarily due to increased repairs and maintenance at Registrant's Hampton Inn - Brentwood and slight increases in advertising and marketing expenses at Registrant's Hampton Inn - Aurora. Depreciation expense increased due to fixed asset additions. Interest expense declined primarily due to the satisfaction of the note encumbering Registrant's Syracuse property in May 1994, coupled with amortization of mortgage principal balances. General and administrative expenses declined by $162,000 due to a decrease in asset management costs associated with the amendment of Registrant's services agreement in January 1995 and a decrease in reimbursed expenses, which were partially offset by amortization of the cost of the buy-out of the services agreement.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before minority interest in joint ventures improved by $182,000 during the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $210,000 which was partially offset by an increase in expenses of $28,000.

Revenues increased $210,000 during the three months ended September 30, 1995, as compared to 1994, due to increases in revenues from hotel operations of $144,000, increase in equity from unconsolidated joint venture's operations of $37,000 and interest and other revenues of $29,000. The increase in revenues from hotel operations is due to increased average daily rates at all of Registrant's properties, which was partially offset by a decline in occupancy. Interest income increased due to an increase in average working capital reserves available for investment and increased interest rates. Equity from the unconsolidated joint venture operations improved during the three months ended September 30, 1995 as compared to 1994 due to improved operations.

                                  12 of 18


            GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                       a California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Three Months Ended September 30, 1995 vs. September 30, 1994 (Continued)


Expenses increased $28,000 during the three months ended September 30, 1995, as compared to 1994, due to increases in hotel operations of $27,000, interest expense of $26,000 and depreciation of $30,000, which were partially offset by a decrease in general and administrative expenses of $55,000.

Hotel operating expenses increased primarily due to increased repairs and maintenance at Registrant's Hampton Inn - Brentwood hotel and slight increases in advertising and marketing expenses at Registrant's Hampton Inn
- Aurora hotel. Interest expense increased due to an under accrual of interest expense at Registrant's Hampton Inn - Aurora at September 30, 1994, which was partially offset by amortization of mortgage principal balances. Depreciation expense increased due to the effect of fixed asset additions. General and administrative expense declined due to a decrease in asset management costs associated with the amendment of Registrant's services agreement in January 1995, which was partially offset by amortization of the cost of the buy-out of the services agreement.

Unconsolidated Joint Venture Operations
(Growth Hotel Investors Combined Fund No. 1)

Nine Months Ended September 30, 1995 vs September 30, 1994

Operating results, prior to minority interests in joint venture operations, improved $787,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $1,957,000 which was partially offset by an increase in expenses of $1,170,000. Revenues increased at all of the joint venture properties, except the Hampton Inn - San Antonio property, due to higher average daily room rates at all of the joint venture's properties. Occupancy remained relatively stable on an overall basis throughout the portfolio. The largest increases in revenues were at Registrant's Hampton Inn - Atlanta-Roswell, Chapel Hill, Nashville, Greensboro, Greenville and North Little Rock joint venture properties. The increase in operating expenses was consistent with the increase in revenues.

Under the terms of the joint venture agreement, the income from the Combined Fund was allocated in different proportions during the nine months ended September 30, 1995, as compared to 1994.

Three Months Ended September 30, 1995 vs September 30, 1994

Operating results, prior to minority interests in joint venture operations declined $31,000 for the three months ended September 30, 1995, as compared to 1994 due to an increase in expenses of $651,000 which was partially offset by an increase in revenues of $620,000. Revenues increased at all of the joint venture properties, except the Hampton Inn - San Antonio property. The increase in revenue is attributable to higher average daily room rates at all of the joint venture's properties. Occupancy remained relatively stable on an overall basis throughout the portfolio. The largest increases in revenues were at Registrant's Hampton Inn - Memphis - Poplar, Mountain Brook, Chapel Hill and Greensboro joint venture properties. Expenses increased by $651,000 due to the increase in revenues and depreciation of recent improvements to properties.


                                  13 of 18


           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended September 30, 1995 vs September 30, 1994 (Continued)

Under the terms of the joint venture agreement, the income from the Combined Fund was allocated in different proportions during the three months ended September 30, 1995, as compared to 1994.

Properties

A description of the hotel properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

                           GROWTH HOTEL INVESTORS,
                      a California Limited Partnership

                       OCCUPANCY AND ROOM RATE SUMMARY

                                                                Average                                Average
                                                           Occupancy Rate (%)                    Daily Room Rate($)
                                                     ----------------------------        -------------------------------------
                                                      Nine Months   Three Months          Nine Months           Three Months
                                            Date         Ended          Ended                 Ended                 Ended
                                             of      September 30,   September 30,         September 30,          September 30,
Name and Location                Rooms     Purchase   1995  1994      1995    1994        1995       1994       1995       1994
-----------------                -----     --------   ----  ----      ----    ----        ----       ----       ----       ----
Growth Hotel Investors:

Hampton Inn-Syracuse              117       12/85      64     72        77     81        54.82       50.25       57.54      54.27
East Syracuse, New York

Hampton Inn-Brentwood             114       12/85      83     87        90     91        60.89       54.10       65.19      54.67
Nashville, Tennessee

Hampton Inn-Aurora                132       12/86      82     80        87     88        56.84       52.02       60.49      54.70
Aurora, Colorado

Hampton Inn-Albuquerque North     125       04/87      84     85        88     95        54.99       51.68       56.86      52.26
Albuquerque, New Mexico

Growth Hotel Investors

  Combined Fund No. 1:

Hampton Inn-Memphis-I40 East      117       12/86       82    85        87      90         53.20       49.81      54.46      51.26
Memphis, Tennessee

Hampton Inn-Columbia-West         121       12/86       85    85        83      86         54.05       50.78      54.50      51.57
West Columbia, South Carolina

Hampton Inn-Spartanburg           112       12/86       72    72        76      78         47.27       42.70      48.80      43.04
Spartanburg, South Carolina

Hampton Inn-Little Rock-North     123       12/86       82    78        86      88         48.64       45.65      49.96      45.62
North Little Rock, Arkansas

Hampton Inn-Amarillo              116       12/86       78    80        89      93         51.14       48.20      55.55      52.35
Amarillo, Texas

                                  14 of 18


           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.

Properties (Continued)


                                                                Average                                Average
                                                           Occupancy Rate (%)                    Daily Room Rate($)
                                                     ----------------------------        -------------------------------------
                                                      Nine Months   Three Months          Nine Months           Three Months
                                            Date         Ended          Ended                 Ended                 Ended
                                             of      September 30,   September 30,         September 30,          September 30,
Name and Location                Rooms     Purchase   1995  1994      1995    1994        1995       1994       1995       1994
-----------------                -----     --------   ----  ----      ----    ----        ----       ----       ----       ----

Hampton Inn-Greenville            123       12/86      81     81        83     83         52.10      47.30       52.82      47.96
Greenville, South Carolina

Hampton Inn-Charleston-Airport    125       12/86      79     83        78     84         53.70      50.29       53.62      50.47
North Charleston, South Carolina

Hampton Inn-Memphis-Poplar        126       12/86      86     88        90     90         64.34      59.77       64.55      61.41
Memphis, Tennessee

Hampton Inn-Greensboro            121       12/86      89     89        90     92         57.54      50.76       57.45      50.67
Greensboro, North Carolina


Hampton Inn-Birmingham            123       12/86      84     85        85     86         58.42      54.95       59.81      55.89
Birmingham, Alabama

Hampton Inn-Atlanta-Roswell       129       03/87      84     83        84     87         58.43      54.18       60.33      54.80
Roswell, Georgia

Hampton Inn-Chapel Hill           122       03/87      88     82        94     86         55.90      50.14       57.01      51.82
Chapel Hill, North Carolina

Hampton Inn-Dallas-Richardson     130       03/87      78     77        77     76         50.39      46.74       50.52      46.76
Richardson, Texas

Hampton Inn-Nashville-Briley      120       03/87      90     89        95     96         61.98      56.77       63.38      58.91
  Parkway
Nashville, Tennessee

Hampton Inn-San Antonio-Northwest 123       06/87      67     76        72     78         58.85      58.53       59.97      62.04
San Antonio, Texas

Hampton Inn-Madison Heights       126       12/87      73     73        81     81         53.56      51.27       54.03      51.15
Madison Heights, Michigan

Hampton Inn-Mountain Brook        131       12/87      79     82        87     83         57.95      54.98       59.50      55.05
Birmingham, Alabama

Hampton Inn-Northlake             130       09/88      82     78        87     85         54.39      52.48       55.53      52.56
Atlanta, Georgia


(1) Property was foreclosed upon by the lender.  See Item 1, note 5.

                                  15 of 18



           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

         (b)       Report on Form 8-K

                   On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                  16 of 18



           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           GROWTH HOTEL INVESTORS,
                                           a California Limited Partnership

                                           By: MONTGOMERY REALTY COMPANY - 85,
                                               Its General Partner

                                           By: FOX REALTY INVESTORS,
                                               Its General Partner

                                           By: NPI Equity Investments II, Inc.,
                                               Managing Partner





                                           /S/ ARTHUR N. QUELER
                                           ----------------------------------
                                           Secretary/Treasurer and Director
                                           (Principal Financial Officer)


                                  17 of 18



           GROWTH HOTEL INVESTORS - FORM 10-Q - SEPTEMBER 30, 1995
                      a California Limited Partnership

                                EXHIBIT INDEX



Exhibit                                                               Page No.
-------                                                               --------
2.     NPI, Inc. Stock Purchase Agreement                                *
       dated August 17, 1995


* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                                  18 of 18