Form 10-K
period 1995-12-31
GROWTH HOTEL INVESTORS
filed 1996-03-18
CIK 769129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to

         Commission file number 0-15347

                            GROWTH HOTEL INVESTORS
                       a California Limited Partnership
            (Exact name of Registrant as specified in its charter)

               CALIFORNIA                             94-2964750
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                 One Insignia Financial Plaza
                         P.O. Box 1089
                  Greenville, South Carolina                  29602
           (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:    (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                                            Units

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         No established trading market for the Limited Partnership Units exists except as described in Item 5 hereof, and therefore a current market value for such Units cannot readily be determined.

                                                         (Cover page continued
                                                         on next page)

                                                              Cover Page 2 of 2


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus of the Registrant dated August 14, 1985, and thereafter supplemented incorporated in Parts I and IV.

(2) Items 2-4 and 8 of the Schedule 14D-9 of the Registrant, as filed with the Securities and Exchange Commission on February 29, 1996, as amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on March 7, 1996 and as further amended by Amendment No. 2 thereto filed with the Securities and Exchange Commission on March 14, 1996 incorporated in Parts I and II

                            GROWTH HOTEL INVESTORS,
                       a California Limited Partnership

                                    PART I

Item 1.  Business.

         Growth Hotel Investors, a California Limited Partnership (the "Registrant" or the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. The general partner of the Registrant is Montgomery Realty Company-85 ("MRC-85" or the "Managing General Partner")), a California general partnership of which NPI Realty Management Corp. ("NPI Realty"), a Florida corporation, is the managing general partner, and Fox Realty Investors ("FRI"), a California general partnership, is the co-general partner. On November 15, 1995, Montgomery Realty Corporation, a California corporation, withdrew as a general partner of MRC-85 and NPI Realty was admitted as a general partner. In February 1996, NPI Realty became the managing general partner of MRC-85. Prior to February 1996, FRI was the managing general partner. NPI Realty and the managing general partner of FRI are-wholly- owned subsidiaries of National Property Investors, Inc., a Delaware corporation ("NPI, Inc."). See, "Change in Control".

         The Registrant's Registration Statement on Form S-11 (No. 2-97836), filed pursuant to the Securities Act of 1933, as amended (the "Act"), was declared effective by the Securities and Exchange Commission (the "Commission") on August 14, 1985. The Registrant marketed its securities pursuant to its Prospectus dated August 14, 1985 which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Commission pursuant to Rule 424(b) of the Act.

         The principal business of the Registrant is to acquire, primarily through joint ventures, hold for investment and ultimately sell limited service hotels. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the Registrant's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

         Beginning in October 1985 through May 15, 1986 the Registrant offered and sold $36,932,000 in Limited Partnership Assignee Units ("Units" or "Limited Partnership Assignee Units"). The net proceeds of this offering were used to purchase initially, through joint ventures, interests in twenty-three hotels, including eighteen acquired through a joint venture, Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership ("Combined Fund"), with Growth Hotel Investors II, a California limited partnership ("GHI II") affiliated with the Registrant's managing general partner. See Item 2 below for a description of the Registrant's properties. The Combined Fund has a controlling interest in the eighteen hotels acquired. The acquisition activities of the Registrant were completed on September 15, 1988, and since that time the principal activity of the Registrant has been managing its portfolio. The Registrant's original property portfolio was geographically diversified with properties located in twelve states. In 1988, Mariner/GHI Associates No. 1, a 50 percent owned joint venture, which joint venture owned the Hampton Inn-Albuquerque North, was terminated and the Registrant was assigned the joint venture partner's interest in the property. In 1990 the Registrant purchased its joint venture partner's 50 percent interest in the Hampton Inn-Brentwood. In 1991, the Registrant converted its joint venture partner's 48 percent general partnership interest in the Hampton Inn Syracuse joint venture into a limited partnership interest. In 1994, the joint venture which owned the Hampton Inn-Elk Grove lost its property through foreclosure. In October 1995, the Registrant was granted an option to acquire its joint venture partner's interest in the joint venture which owns the Hampton Inn-Aurora. See "Property Matters".

         The Registrant is involved in only one industry segment, as described above. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

         Both the income and the expenses of operating the properties in which the Registrant has an ownership interest are subject to factors outside of the Registrant's control, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating hotels and other lodging facilities. Owning and operating hotels and other lodging facilities involves a high degree of risk because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of the Registrant.

         Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

         There have been, and it is possible there may be, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Registrant.

         The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

         The Registrant and the hotel management companies maintain property and liability insurance on the properties. The Registrant believes such coverage to be adequate.

         The Registrant is affected by and subject to the general competitive conditions of the lodging industry. In addition, each of the Registrant's properties competes in an area which normally contains numerous other properties. In 1995, markets in many areas remained depressed due in part to overbuilding and a general reduction in travel which continues to depress lodging rental rates. However, the moderately priced, limited service segment of the lodging industry, which the Registrant's properties are part of, has strengthened due to travelers economizing, allowing occupancy and rates, in general, to increase. An over-supply of lodging properties, including those held by banks, savings institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation, may affect the ability of the Registrant to sell its properties and their sales prices.

Property Matters

         Hampton Inn - Brentwood.

         On December 1, 1995, the Registrant satisfied the first mortgage encumbering its Hampton Inn - Brentwood property in the amount of $2,186,000. The Note was due to mature in January, 1996.

         Hampton Inn - Aurora.

         On October 2, 1995, the Registrant was granted the option to acquire its joint venture partner's interest in Aurora/GHI Associates No. 1, the joint venture which owns the Hampton Inn-Aurora. The option is exercisable at any time between February 2, 1996 and October 2, 1996, at which time, if the option has not be exercised, the option terminates. The purchase price for the joint venture interest is $150,000. The Registrant anticipates exercising its option to acquire the joint venture interest during the first half of 1996.

         Hampton Inn - Elk Grove Village.

         On December 18, 1986, CFA/GHI Associates, No. 1 ("CFA") and Security Connecticut Life Insurance Company ("Security") entered into a Mortgage Real Estate Loan Agreement in the amount of $2,772,000, secured by the Hampton Inn - Elk Grove (the "Property"). In October 1992, CFA ceased making debt service payments. On September 13, 1993, Security filed a complaint for foreclosure of the mortgage naming CFA, the Registrant, MRC-85 and FRI as defendants (collectively, the "Defendant"). Security sought the appointment of a receiver and a foreclosure of the Property. On February 4, 1994, the court granted Security's motion for appointment of a receiver. By agreement with Security, CFA consented to the foreclosure in consideration for a full release and dismissal of the action. On April 4, 1994, the Hampton Inn - Elk Grove Village was disposed of through foreclosure. See Item 8 "Consolidated Financial Statements and Supplementary Notes," - Note 7.

         Hampton Inn - Syracuse.

         The note encumbering the Registrant's consolidated Hampton Inn -Syracuse (50% owned joint venture) property had a balloon payment of $2,030,000 due in July 1993. The joint venture received an extension until September 1993 and was then placed on a month to month extension. The joint venture satisfied the note on May 31, 1994 with the proceeds of a $2,048,000 loan from the Registrant. The Registrant's loan bears interest at prime plus 2% and is due on demand.

Employees

         The Registrant does not have any employees. Day to day management functions at all of the Registrant's properties are performed by third party management companies pursuant to management agreements with such third parties.

Change in Control

         The Registrant's affairs were managed by Metric Management, Inc. ("MMI") or its predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Registrant's general partner assumed responsibility for the cash management of the Registrant as of December 23, 1993 and for investor relations services as of April 1, 1994.

         On December 6, 1993, NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity II"), became the managing partner of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships sponsored by FRI. NPI Equity II is a wholly-owned subsidiary of NPI, Inc. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Registrant and such other investment partnerships, but ceased to be responsible for the operation and management of the Registrant and such other partnerships.

         On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell all of the issued and outstanding common stock of NPI, Inc. to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The transaction was consummated on January 19, 1996. All of the funds used by Insignia and its affiliates in consummating such transaction were drawn under a revolving credit facility established for the benefit of Insignia with First Union National Bank of South Carolina as Administrative Agent and Lehman Commercial Paper, Inc. as Syndication Agent. Upon the Closing, the officers and directors of NPI, Inc., NPI Equity II and NPI Realty resigned and Insignia caused new officers and directors of each of those entities to be elected. See Item 10, "Directors and Executive Officers of the Registrant."

         Each of NPI Realty and FRI are general partners of MRC-85. Pursuant to a Letter Agreement dated November 15, 1995, NPI Realty was admitted, and Montgomery Realty Corporation withdrew, as a general partner of MRC-85. NPI Realty is a wholly-owned subsidiary of NPI, Inc. Pursuant to the Second Amended and Restated Partnership Agreement of MRC-85, made and entered into effective as of November 15, 1995, FRI, at the time a general partner of MRC-85, was then the managing general partner of MRC-85. Pursuant to the Third Amended and Restated General Partnership Agreement of MRC-85, dated as of February 15, 1996, NPI

Realty became the managing general partner of MRC-85, and thereby the indirect managing general partner of the Registrant.

Subsequent Event

         On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Units at a purchase price of $705.00 per Unit. Due to participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Registrant, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above is midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996, as amended by Amendment No. 1 thereto, as filed with the Commission on March 7, 1996 and as further amended by amendment No. 2 thereto, as filed with the Commission on March 14, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference.

         On March 12, 1996, the Registrant received a letter advising that the Registrant's and GHI II's joint venture partner in certain of the hotel properties is offering $147,400,000 in cash for all of the 28 hotel properties directly or indirectly owned by the Registrant and GHI II. See Amendment No. 2 to the Registrant's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which Amendment No. 2 is hereby incorporated by reference herein. There can be no assurance that if this offer were accepted by the Registrant and GHI II, the transactions contemplated thereby could be consummated upon the March 12, 1996 terms and conditions described therein or at all. The Managing General Partner has not concluded its evaluation of this offer or of the ability of the offerer to consummate the transactions contemplated thereby.


Item 2.  Properties.

         A description of the hotel properties in which the Registrant has an ownership interest is as follows:


                                      Date of
Name and Location                    Purchase     Rooms

GROWTH HOTEL INVESTORS

  Hampton Inn-Syracuse(1)(2)          12/85        117
     6605 Old Collamer Rd.
     East Syracuse, New York

  Hampton Inn-Brentwood(3)            12/85        114
     5630 Franklin Pike Circle


     Nashville, Tennessee

Hampton Inn-Aurora(1)                 12/86        132
   1500 South Abilene
   Aurora, Colorado

Hampton Inn-Albuquerque North(4)      04/87        125
   7433 Pan American Freeway
   Albuquerque, New Mexico

GROWTH HOTEL INVESTORS
COMBINED FUND NO. 1(5)

Hampton Inn-Memphis I-40 East(6)      12/86        117
   1585 Sycamore View Drive
   Memphis, Tennessee

Hampton Inn-Columbia-West             12/86        121
   1094 Chris Drive
   West Columbia, South Carolina

                                      Date of
Name and Location                    Purchase    Rooms

GROWTH HOTEL INVESTORS
COMBINED FUND NO. 1(5) (continued)


Hampton Inn-Spartanburg               12/86        112
   6023 Alexander Road
   Spartanburg, South Carolina

Hampton Inn-Little Rock-North         12/86        123
   500 West 29th Street
   North Little Rock, Arkansas

Hampton Inn-Amarillo                  12/86        116
   1700 I40 East
   Amarillo, Texas

Hampton Inn-Greenville                12/86        123
   246 Congaree Road
   Greenville, South Carolina

Hampton Inn-Charleston-Airport        12/86        125
   4701 Arco Lane
   North Charleston, South Carolina

Hampton Inn-Memphis-Poplar            12/86        126
   5320 Poplar Avenue
   Memphis, Tennessee

Hampton Inn-Greensboro                12/86        121
   2004 Veasly Street

   Greensboro, North Carolina

 Hampton Inn-Birmingham               12/86        123
    1466 Montgomery Hwy.
    Birmingham, Alabama

 Hampton Inn-Atlanta-Roswell          03/87        129
    9995 Dogwood Road
    Roswell, Georgia

                                      Date of
Name and Location                    Purchase    Rooms

GROWTH HOTEL INVESTORS
COMBINED FUND NO. 1(5) (continued)

Hampton Inn-Chapel Hill               03/87        122
   1740 US 15 & 501 Highway
   Chapel Hill, North Carolina

Hampton Inn-Dallas-Richardson         03/87        130
   1577 Gateway
   Richardson, Texas

Hampton Inn-Nashville-Briley          03/87        120
  Parkway(6)
   2350 Elm Hill Parkway
   Nashville, Tennessee

Hampton Inn-San Antonio-Northwest     06/87        123
   4803 Manitou Drive
   San Antonio, Texas

Hampton Inn-Madison Heights           12/87        126
   32420 Stephenson Highway
   Madison Heights, Michigan

Hampton Inn-Mountain Brook(6)         12/87        131
   2731 U.S. Highway 280
   Birmingham, Alabama

Hampton Inn-Northlake(6)              09/88        130
   3400 Northlake Parkway
   Atlanta, Georgia

____________
(1) Property is owned by a joint venture in which the Registrant has a controlling interest.
(2) In January 1991, the Registrant allowed its joint venture partner to convert its 48 percent general partnership interest into a limited partnership interest.
(3) In July 1990, the Registrant purchased its joint venture partner's 50 percent interest in the joint venture.
(4)   In July 1988, the joint venture which owned this property was terminated and the Registrant was assigned the joint venture partner's interest in the property.
(5) The Registrant and an affiliated partnership have invested in a joint venture, Growth Hotel Investors Combined Fund No. 1 ("Combined Fund"), which has the majority interest in the properties listed. The affiliated partnership has the majority interest in the Combined Fund.
(6)   The property is subject to a land lease extending as follows:


                                                        Year        Option
                                                       Lease        Period
                Property                              Expires       (Years)

                Hampton Inn-Memphis I-40 East          2004            20
                Hampton Inn-Nashville-Briley Parkway   2006            20
                Hampton Inn-Mountain Brook             2007            50
                Hampton Inn-Northlake                  2008            40


         See Item 8, "Financial Statements and Financial Statement Schedules" -
Note 10 for information regarding any encumbrances to which the properties of the Registrant are subject.

         The following chart sets forth the occupancy rate at the Registrant's properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:


                                                      Average
                                                 Occupancy Rate(%)
                                                 for the Year Ended
                                                     December 31,
                                              1995  1994 1993  1992 1991

         HOTELS:
         GROWTH HOTEL INVESTORS

         Hampton Inn-Syracuse                   60   71   76   78   78
         Hampton Inn-Brentwood                  82   86   83   78   72
         Hampton Inn-Aurora                     79   78   74   71   69
         Hampton Inn-Albuquerque North          80   85   84   83   78

         GROWTH HOTEL INVESTORS COMBINED
          FUND NO. 1

         Hampton Inn-Memphis-I-40 East          80   82   80   81   79
         Hampton Inn-Columbia-West              81   84   84   84   80
         Hampton Inn-Spartanburg                69   70   68   64   58
         Hampton Inn-Little Rock-North          79   78   77   78   77
         Hampton Inn-Amarillo                   75   77   79   80   80
         Hampton Inn-Greenville                 81   80   79   80   77
         Hampton Inn-Charleston-Airport         76   80   79   79   83
         Hampton Inn-Memphis-Poplar             84   87   88   87   87
         Hampton Inn-Greensboro                 86   87   84   84   80
         Hampton Inn-Birmingham                 82   83   85   85   84

         Hampton Inn-Atlanta-Roswell            82   82   77   75   70
         Hampton Inn-Chapel Hill                87   82   79   75   78
         Hampton Inn-Dallas-Richardson          78   76   67   60   66
         Hampton Inn-Nashville-Briley Parkway   87   88   86   86   82
         Hampton Inn-San Antonio-Northwest      62   72   78   80   75
         Hampton Inn-Madison Heights            71   72   67   62   66
         Hampton Inn-Mountain Brook             79   80   83   81   76
         Hampton Inn-Northlake                  81   76   73   68   70

         The following chart sets forth the average daily room rates at the Registrant's properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                                                       Average
                                                 Daily Room Rates(%)
                                                 for the Year Ended
                                                       December 31,
                                          1995   1994     1993    1992   1991
  HOTELS:
  GROWTH HOTEL INVESTORS

  Hampton Inn-Syracuse                   54.76   50.61   48.32   44.31   43.18
  Hampton Inn-Brentwood                  62.26   54.42   50.51   48.46   46.42
  Hampton Inn-Aurora                     56.04   52.00   50.55   47.56   45.44
  Hampton Inn-Albuquerque North          54.97   52.37   49.70   45.13   43.50

  GROWTH HOTEL INVESTORS COMBINED
   FUND NO. 1

  Hampton Inn-Memphis-I-40 East          53.49   50.32   48.59   46.04   42.83
  Hampton Inn-Columbia-West              54.42   51.17   47.32   44.34   42.07
  Hampton Inn-Spartanburg                47.83   42.89   40.36   38.75   38.30
  Hampton Inn-Little Rock-North          48.79   45.52   43.20   41.24   38.34
  Hampton Inn-Amarillo                   50.55   47.12   44.31   40.98   37.68
  Hampton Inn-Greenville                 52.30   47.62   44.99   43.29   41.82
  Hampton Inn-Charleston-Airport         53.48   50.16   47.35   45.41   43.09
  Hampton Inn-Memphis-Poplar             64.64   60.18   56.12   52.40   48.77
  Hampton Inn-Greensboro                 57.99   51.50   47.11   43.76   41.54
  Hampton Inn-Birmingham                 58.65   55.01   50.71   46.47   43.60
  Hampton Inn-Atlanta-Roswell            58.54   54.17   50.39   44.72   42.35
  Hampton Inn-Chapel Hill                56.14   50.95   46.39   44.49   42.78
  Hampton Inn-Dallas-Richardson          50.82   46.63   45.77   46.51   43.97
  Hampton Inn-Nashville-Briley Parkway   62.03   56.98   52.69   48.39   44.69
  Hampton Inn-San Antonio-Northwest      57.67   57.19   55.11   52.43   44.75
  Hampton Inn-Madison Heights            54.04   51.21   49.68   47.86   44.83
  Hampton Inn-Mountain Brook             58.17   54.92   51.08   47.80   44.84
  Hampton Inn-Northlake                  54.86   52.33   48.68   44.22   41.46



Item 3.  Legal Proceedings.

         William Wallace, Mildred Wallace, Edith G. Martin, Paul Allemang and Gwen Allemang, on behalf of themselves and all others similarly situated, and derivatively on behalf of Growth Hotel Investors, a California limited partnership and Growth Hotel Investors II, a California limited partnership ("GHI II"), Plaintiff v. Devon Associates, Montgomery Realty-85, GHI Associates, Cayuga Associates L.P., Cayuga Capital Corp., Insignia Financial Group, Inc., L.P., and Fleetwood Corp., Defendants and Growth Hotel Investors, a California limited partnership, and Growth Hotel Investors II, a California limited partnership, Nominal Defendant, Supreme Court of the State of New York, County of New York, Case No. 9600866.

         On February 21, 1996, William and Mildred Wallace holders of Units of the Registrant and Edith G. Martin and Paul and Gwen Allemang holders of Units of GHI II, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Registrant and GHI II, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of the Registrant and up to 21,000 partnership Units of GHI II which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

         R&S Asset Partners, a Florida general partnership, and Jessie B. Small, on their own behalves, on behalf of all others similarly situated, and derivatively on behalf of the Nominal Defendants, Plaintiffs, v. Devon Associates, Cayuga Associates, L.P., Cayuga Capital Corp., Fleetwood Corp., Carl
C. Icahn, Michael L. Ashner, Martin Lifton, Arthur N. Queler, Insignia Financial Group, Inc., IFGP, Corp., National Properties Investors, Inc., NPI Equity Investments II, Inc., Fox Realty Investors, Portfolio Realty Associates, L.P., Emmet J. Cashin, Jr., Jarold A. Evans, W. Patrick McDowell, Apollo Real Estate Advisors, L.P., and Montgomery Realty Company-85, Defendants, and Growth Hotel Investors, a California Limited Partnership, and Growth Hotel Investors II, a California Limited Partnership, Nominal Defendants, Superior Court of the State of California, County of Los Angeles, Case No. BC145220.

         On February 28, 1996, R&S Asset Partners, holders of Units of the Registrant, and Jesse B. Small, holder of Units of GHI II, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Registrant and GHI II, in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of the Registrant and up to 21,000 partnership Units of GHI II which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, (b) negligent misrepresentation pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

         See Item 3 of the Schedule 14D-9, which is incorporated herein by reference, for additional information with respect to the above actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this Report.


                                    PART II

Item 5.  Market for the Registrant's Equity and Related Stockholder Matters.

         The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. Cash distributions to Assignee Unit holders from operations through December 31, 1995 have been $359 to $401 for each $1,000 original investments. No established trading market for Limited Partnership Assignee Units exists, nor is any expected to develop. For information with respect to secondary market sales of Units, see Item 3 of the
Schedule 14D-9 which is incorporated herein by this reference.

         During the years ended December 31, 1995 and 1994, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

       Distribution with                      Amount of Distribution
       Respect to Quarter Ended               Per Unit (*)

                                                   1995      1994
                                                   ----      ----
           March 31                                  0        $ 0
           June 30                                 $20        $20
           September 30                              0        $ 0
           December 31                             $20        $20

(*) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to the Registrant's future distributions.)

         As of March 1, 1996, the approximate number of holders of Limited Partnership Assignee Units was 3,170.


Item 6.  Selected Financial Data.

         The following represents selected financial data for The Registrant for the years ended December 31, 1995, 1994, 1993 1992 and 1991. The data should be read in conjunction with Item 8, "Financial Statements and Financial Statement Schedules". This data is not covered by the independent auditors' report.

                                                            For the Year Ended December 31,
                                                1995         1994          1993        1992         1991
                                                    (Amounts in thousands except per unit data)
TOTAL REVENUES                               $  10,341    $  10,049    $  10,895    $   8,798   $   7,941
                                             =========    =========    =========    =========   =========

INCOME (LOSS) BEFORE MINORITY
 INTEREST IN JOINT VENTURES'
 OPERATIONS                                  $   3,556    $   2,920    $   2,716    $(1,893)    $    (801)

MINORITY INTEREST IN JOINT VENTURES'
 OPERATIONS                                        (28)         (36)         (36)        34           163

EXTRAORDINARY ITEM - GAIN ON
    EXTINGUISHMENT OF DEBT                          --          606           --         --            --
                                             ---------    ---------    ---------    ---------   ---------


NET INCOME (LOSS)                            $   3,528    $   3,490    $   2,680    $  (1,859)  $    (638)
                                             =========    =========    =========    =========   =========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT(1):

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM                                    $      89    $      73    $      68    $     (44)  $     (15)

EXTRAORDINARY ITEM - GAIN ON
    EXTINGUISHMENT OF DEBT                          --           15           --          --           --
                                             ---------    ---------    ---------   ---------    ---------

NET INCOME (LOSS)                            $      89    $      88    $      68   $      (44)  $     (15)
                                             =========    =========    =========    =========   =========

TOTAL ASSETS                                 $  27,510    $  27,898    $  31,672    $  29,908   $  32,599
                                             =========    =========    =========    =========   =========

LONG TERM OBLIGATIONS:
  Notes Payable                              $   5,433    $   7,655    $  12,488    $  12,518   $  12,638
                                             =========    =========    =========    =========   =========

CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT (actual

 amount based on admission to partnership)   $      40    $      40    $      35    $      20   $      20
                                             =========    =========    =========    =========   =========

(1) $1,000 original contribution per unit, based on weighted average limited partnership assignee units outstanding during the period after allocation to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         All of the Registrant's properties are hotels. The Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. For the long term, cash from operations will remain the Registrant's primary source of liquidity. All of the Registrant's properties, except the Hampton Inn - Syracuse, generated positive cash flow during the year ended December 31, 1995. The Hampton Inn - Syracuse had negative cash flow due to property improvements during the year. In addition, the Registrant's investment in the unconsolidated joint venture provided $2,355,000 to the Registrant under the terms of the joint venture agreement. During 1995, the Registrant distributed $39.99 per unit to the holders of limited partnership units ($1,477,000 in total) and $110,000 to the general partner.

         The level of liquidity based upon cash and cash equivalents experienced a $1,299,000 decrease at December 31, 1995, as compared to December 31, 1994. The Registrant's $1,437,000 of cash provided by operating activities and $1,073,000 of cash provided by investing activities was more than offset by $3,809,000 of cash used in financing activities. Cash used in financing activities consisted primarily of $2,186,000 paid in satisfaction of the note payable encumbering the Registrant's Hampton Inn - Brentwood property and $1,587,000 distributed to partners. Cash provided by operating activities was partially offset by the $775,000 paid to MMI to amend their services agreement. The agreement provides for a reduction in MMI's monthly asset management fee (from $29,750 to $5,500), the elimination of fees payable to MMI for its assistance in the refinancing and sale of properties owned by the Registrant and provides the Registrant with the ability to terminate MMI's services at will. Cash provided by investing activities consisted of $2,355,000 of distributions received from the Registrant's unconsolidated joint venture and a $146,000 decrease in restricted cash, which was partially offset by $1,428,000 of improvements to real estate. Guest room renovations consisted of $504,000 at the Registrant's Hampton Inn - Albuquerque, $185,000 at the Hampton Inn -Aurora, $392,000 at the Hampton Inn - Brentwood and $347,000 at the Hampton Inn - Syracuse properties. In order to remain competitive, the Registrant expects to spend approximately $1,000,000 to upgrade its hotels during the next twelve to eighteen months. In addition, the Registrant's unconsolidated joint venture anticipates spending up to $5,000,000 during the same period. The improvements will be funded from working capital reserves and restricted cash. All other increases and decreases in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.


         Working capital reserves are invested in money market accounts and repurchase agreements secured by United States Treasury obligations. Subject to the success of the tender offer described in Item 1, the Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments during the next twelve months and the foreseeable future. On December 1, 1995, the Partnership satisfied the first mortgage encumbering its Hampton Inn - Brentwood property in the amount of approximately $2,186,000. The note was due to mature in January 1996. The Registrant's unconsolidated joint venture has balloon payments due in 1996 of $40,275,000 and the Registrant's remaining properties have balloon payments due in 1997 of $5,412,000. The Managing General Partner expects to evaluate and discuss with potential mortgage lenders the refinancing alternatives available to the Partnership over the course of the year. On October 2, 1995, the Registrant entered into an agreement pursuant to which it was granted an option to acquire its joint venture partner's interest in the Hampton Inn - Aurora for an aggregate price of $150,000. This option is exercisable from February 2, 1996 through October 2, 1996.

         On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, sold to Insignia all of the issued and outstanding stock of NPI, Inc. Insignia has elected new officers and directors of NPI Equity
II. The Managing General Partner does not believe these events will have a significant effect on the Registrant's liquidity or results of operations.

         As described in Item 1, on February 15, 1996, Devon offered to purchase up to 15,000 and 21,000 Units of limited partnership in the Registrant and GHI II, respectively. The Units will represent a maximum of approximately 41% of the Units outstanding. The offer was at a purchase price of $705 per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. The consummation of the Offer may have a significant impact upon the future operations and liquidity of the Registrant. See Item 3 and Item 8 of the Schedule 14D-9, which are incorporated herein by reference, for information relating to the possible impacts of the Offer on the operations and liquidity of the Registrant.

         On February 21, 1996 and February 28, 1996, holders of Units of the Registrant commenced an action against MRC-85 and certain of its affiliates in connection with the tender offers. (See Item 3, "Legal Proceedings"). Due to the recent commencement of these actions, the potential affect on the Registrant's liquidity, capital reserves and results of operations cannot be determined at this time. However, pursuant to the terms of the partnership agreement, the Managing General Partner is entitled to seek indemnification from the Registrant for its costs in defending these actions under certain circumstances.

Real Estate Market

         The income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of the Registrant.

         There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

Results of Operations

1995 Compared to 1994

         Operating results, before minority interest in joint ventures and the extraordinary item, improved by $636,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $292,000 and a decrease in expenses of $344,000. Operating results improved at all of the Registrant's properties except for the Hampton Inn - Syracuse. In addition, the Registrant's Hampton Inn - Elk Grove property, which had been generating losses, was lost to foreclosure during the 1994 period. With respect to the remaining properties, operating results, before minority interest in joint ventures, improved by $289,000 due to an increase in revenues of $446,000, and an increase in expenses of $157,000.

         With respect to the remaining properties, revenues from hotel operations increased by $446,000, for the year ended December 31, 1995, as compared to 1994, due to increased average daily room rates at all of the Registrant's hotels, which were partially offset by decreased occupancy at the Registrant's Hampton Inn - Syracuse, Albuquerque and Brentwood properties. Occupancy at the Registrant's Hampton Inn - Aurora property remained relatively constant. Equity in unconsolidated joint venture operations improved by $51,000 during the year ended December 31, 1995, as compared to 1994, due to improved hotel operating revenues at all the joint venture properties, except the San Antonio property, which was partially offset by joint venture income being allocated in different proportions (under the terms of the joint venture agreement). Interest and other revenues remained relatively constant.

         Expenses declined by $344,000 for the year ended December 31, 1995, as compared to 1994, due to the disposition of the Registrant's Hampton Inn - Elk Grove property during 1994. With respect to the remaining properties, expenses increased by $157,000, due to increases in hotel operating expenses of $157,000 and depreciation expense of $113,000, which was partially offset by a decrease in interest expense of $113,000. In addition, general and administrative expenses declined by $207,000.

         Hotel operating expenses increased primarily due to increased room expenses at all of the Registrant's properties, repairs and maintenance at the Registrant's Hampton Inn - Brentwood property and a slight increase in marketing expenses at the Registrant's Hampton Inn - Aurora property. Depreciation expense increased due to fixed asset additions. Interest expense declined due to the satisfaction of the notes encumbering the Registrant's Syracuse property in May 1994, Brentwood property in December 1995 and amortization of mortgage principal balances. General and administrative expenses declined due to a decrease in asset management costs associated with the amendment of the Registrant's services agreement in January 1995 and a decrease in reimbursed expenses, which were partially offset by amortization of the cost of the buy-out of the services agreement.

1994 Compared to 1993

         Operating results before minority interest in joint ventures' operations and the extraordinary item, improved by $204,000 for the year ended December 31, 1994, as compared to 1993, due to decreases in expenses of $1,050,000 and revenues of $846,000. Operating results improved due to the disposition of the Registrant's Hampton Inn - Elk Grove property and improved operations at the Registrant's remaining properties. With respect to the remaining properties, operating results improved by $603,000 for the year ended December 31, 1994, as compared to 1993, due to an increase in revenues of $521,000 and a decrease in expenses of $82,000.

         Revenues decreased by $846,000, for the year ended December 31, 1994, as compared to 1993, due to the disposition of the Registrant's Hampton Inn - Elk Grove property. With respect to the remaining properties, revenues improved by $521,000 due to increases in revenues from hotel operations of $362,000 and equity in unconsolidated joint venture operations of $678,000, which were substantially offset by a decline in interest and other revenue of $521,000. Revenue from hotel operations increased primarily due to increases in average daily room rates at all of the Registrant's hotels. All of the Registrant's properties experienced an increase in revenue except Hampton Inn -Syracuse. The largest increases in hotel operating revenue were at the Registrant's Hampton Inn - Brentwood and Aurora properties. Occupancy increased at all of the Registrant's properties except for the Hampton Inn - Syracuse. Equity from the unconsolidated joint venture increased due to increases in revenues exceeding increases in expenses. Interest and other income declined primarily due to the receipt of a settlement in June 1993 relating to the Registrant's Hampton Inn - Albuquerque property.

         Expenses declined by $1,050,000 for the year ended December 31, 1994, as compared to 1993, primarily due to the disposition of the Registrant's Hampton Inn - Elk Grove property. With respect to the remaining properties, expenses declined by $82,000, due to decreases in interest expense of $137,000, depreciation and amortization expense of $1,000 and general and administrative expenses of $41,000, which was substantially offset by an increase in hotel operating expenses of $97,000. Hotel operating expenses increased primarily at the Registrant's Hampton Inn - Brentwood and Aurora properties due to increased occupancy at these properties. Interest expense declined due to the satisfaction of the note encumbering the Registrant's Hampton Inn - Syracuse property in May 1994 and the amortization of principal balances. General and administrative expenses decreased due to the settlement of legal proceedings on the Hampton Inn -Albuquerque property during the prior period. Depreciation and amortization expense remained constant.

Unconsolidated Joint Venture Operations
(Growth Hotel Investors Combined Fund No. 1)


1995 Compared to 1994

         Operating results, prior to minority interests in joint venture operations, improved by $886,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $2,290,000 which was partially offset by an increase in expenses of $1,404,000. Revenues increased at all of the joint venture properties, except for the Hampton Inn - San Antonio property, due to higher average daily room rates. Occupancy remained relatively stable on an overall basis throughout the portfolio. The largest increases in revenues were at the Registrant's Hampton Inn - Chapel Hill, North-Lake, Greensboro, Greenville and Atlanta Roswell properties.

         Under the terms of the joint venture agreement, the income from the Combined Fund was allocated in different proportions during the year ended December 31, 1995, as compared to 1994.

1994 Compared to 1993

         Operating results, prior to minority interest in joint venture operations, improved by $2,174,000 for the year ended December 31, 1994, as compared to 1993, due to increases in revenues of $2,614,000 and expenses of $440,000. The increase in revenue is attributable to higher average room rates at all of the joint ventures' properties and generally higher occupancies. The largest increases in hotel revenues were at the Registrant's Hampton Inn - Roswell, Dallas -Richardson, Greensboro and Chapel Hill properties.


Item 8.   Consolidated Financial Statements and Supplementary Data.

                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX

                                                                           Page

Independent Auditors' Reports............................................ F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994........................ F - 4
     Statements of Operations for the Years Ended December 31, 1995,
        1994 and 1993.................................................... F - 5
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993................................. F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993.................................................... F - 7
     Notes to Consolidated Financial Statements.......................... F - 8
Financial Statement Schedule:
     Schedule III - Real Estate and Accumulated Depreciation at
        December 31, 1995................................................ F - 17


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

Independent Auditors' Reports............................................ F - 19
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994........................ F - 21
     Statements of Operations for the Years Ended December 31, 1995,
        1994 and 1993.................................................... F - 22
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993................................. F - 23
     Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993.................................................... F - 24
     Notes to Consolidated Financial Statements.......................... F - 25
Financial Statement Schedule:
     Schedule III - Real Estate and Accumulated Depreciation at
        December 31, 1995................................................ F - 30

Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.



To the Partners
Growth Hotel Investors,
a California Limited Partnership
Greenville, South Carolina

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Growth Hotel Investors, a California Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Growth Hotel Investors, a California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             Certified Public Accountants


New York, N.Y.
February 15, 1996, except for Note 13,
which is dated March 12, 1996



INDEPENDENT AUDITORS' REPORT

Growth Hotel Investors, a California Limited Partnership:

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Growth Hotel Investors, (a California limited partnership) (the "Partnership") and its joint ventures, for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as will as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its joint ventures for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
San Francisco, California

March 18, 1994



                            GROWTH HOTEL INVESTORS,
                       a California Limited Partnership

                          CONSOLIDATED BALANCE SHEETS



                                                     DECEMBER 31,
                                                 1995             1994
ASSETS

Cash and cash equivalents                     $3,600,000      $4,899,000
Restricted cash                                  189,000         335,000
Deferred costs                                   739,000          52,000
Accounts receivable and other assets             231,000         205,000
Investment in unconsolidated joint venture     8,153,000       8,487,000

Real Estate:
  Real estate                                 23,332,000      21,904,000
  Accumulated depreciation                    (8,734,000)     (7,984,000)
                                             -----------     -----------
  Real estate, net                            14,598,000      13,920,000
                                             -----------     -----------
  Total assets                               $27,510,000     $27,898,000
                                             ===========     ===========
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities       $   562,000     $   697,000
Notes payable                                  5,433,000       7,655,000
                                             -----------     -----------
  Total liabilities                            5,995,000       8,352,000
                                             -----------     -----------
Minority interest in joint ventures               76,000          48,000
                                             -----------     -----------
Partners' Equity (Deficit):
 General partner                              (1,034,000)     (1,171,000)
 Limited partners (36,932 units outstanding
   at December 31, 1995 and 1994)             22,473,000      20,669,000
                                             -----------     -----------
  Total partners' equity                      21,439,000      19,498,000
                                             -----------     -----------
  Total liabilities and partners' equity     $27,510,000     $27,898,000
                                             ===========     ===========

                See notes to consolidated financial statements.



                            GROWTH HOTEL INVESTORS,
                       a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,

                                              1995         1994         1993
Revenues:
  Hotel operations                         $8,091,000   $7,868,000   $8,871,000
  Interest and other revenues                 229,000      211,000      732,000
  Equity in unconsolidated joint
    venture's operations                    2,021,000    1,970,000    1,292,000
                                           ----------   ----------   ----------
  Total revenues                           10,341,000   10,049,000   10,895,000
                                           ----------   ----------   ----------
Expenses (including $216,000, $246,000,
  and $95,000 paid to the joint venture
  partners, general partner and
  affiliates in 1995, 1994 and 1993):
    Hotel operations                        4,834,000    4,922,000    5,700,000
    Interest                                  798,000      960,000    1,190,000
    Depreciation and amortization             755,000      642,000      643,000
    General and administrative                398,000      605,000      646,000
                                           ----------   ----------   ----------
    Total expenses                          6,785,000    7,129,000    8,179,000
                                           ----------   ----------   ----------
Income from operations before minority
  interest in consolidated joint ventures'
  operations and extraordinary item         3,556,000    2,920,000    2,716,000

Minority interest in consolidated joint
  ventures' operations                        (28,000)     (36,000)     (36,000)
                                           ----------   ----------   ----------
Income before extraordinary item            3,528,000    2,884,000    2,680,000

Extraordinary item:

  Gain on extinguishment of debt                   --      606,000           --
                                           ----------   ----------   ----------
    Net income                             $3,528,000   $3,490,000   $2,680,000
                                           ==========   ==========   ==========
Net income per limited partnership
  assignee unit:

    Income before extraordinary item       $    88.84   $    72.70   $    67.56

    Extraordinary item                             --        15.27           --
                                           ----------   ----------   ----------
    Net income                             $    88.84  $     87.97   $    67.56
                                           ==========   ==========   ==========
    Cash distributions per limited
      partnership assignee unit            $    39.99  $     39.99   $    34.98

                                           ==========   ==========   ==========

                See notes to consolidated financial statements.



                            GROWTH HOTEL INVESTORS,
                       a California Limited Partnership

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                    General       Limited         Total
                                   partner's     partners'      partners'
                                   (deficit)       equity         equity

Balance - January 1, 1993         $(1,391,000)   $17,694,000    $16,303,000

  Net income                          185,000      2,495,000      2,680,000

  Cash distributions                  (96,000)    (1,292,000)    (1,388,000)
                                  -----------    -----------    -----------
Balance - December 31, 1993        (1,302,000)    18,897,000     17,595,000

  Net income                          241,000      3,249,000      3,490,000

  Cash distributions                 (110,000)    (1,477,000)    (1,587,000)
                                  -----------    -----------    -----------
Balance - December 31, 1994        (1,171,000)    20,669,000     19,498,000

  Net income                          247,000      3,281,000      3,528,000

  Cash distributions                 (110,000)    (1,477,000)    (1,587,000)
                                  -----------    -----------    -----------
Balance - December 31, 1995       $(1,034,000)   $22,473,000)   $21,439,000
                                  ===========    ===========    ===========

                See notes to consolidated financial statements.



                            GROWTH HOTEL INVESTORS,
                       a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                              1995         1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $3,528,000   $3,490,000   $2,680,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization             838,000      651,000      655,000
    Minority interest in joint ventures'
      operations                               28,000       36,000       36,000
    Equity in unconsolidated joint
      venture operations                   (2,021,000)  (1,970,000)  (1,292,000)
    Deferred income                           (40,000)     (55,000)     (55,000)
    Deferred costs paid                      (775,000)          --           --
    Gain on extinguishment of debt                 --     (606,000)          --
    Changes in operating assets and
      liabilities:
        Accounts receivable and other
          assets                              (26,000)      (6,000)      (1,000)
        Accounts payable and other
          liabilities                         (95,000)     (65,000)     521,000
                                          ----------    ----------  ----------
Net cash provided by operating activities   1,437,000    1,475,000    2,544,000
                                          ----------    ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash surrendered upon foreclosure of
  Elk Grove                                       --       (33,000)         --
Additions to real estate                  (1,428,000)     (411,000)   (308,000)
Restricted cash decrease (increase)          146,000        43,000     (52,000)
Unconsolidated joint venture
  contributions                                   --            --      (6,000)
Unconsolidated joint venture
  distributions                            2,355,000     2,182,000   1,582,000
Proceeds from maturity of cash
  investments                                     --     3,169,000   1,778,000
Purchase of cash investments                      --            --  (4,455,000)
                                          ----------    ----------  ----------
Net cash provided by (used in)
  investing activities                     1,073,000     4,950,000  (1,461,000)
                                          ----------    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Satisfaction of note payable              (2,186,000)   (2,030,000)         --
Notes payable principal payments             (36,000)      (31,000)    (30,000)
Cash distributions to partners            (1,587,000)   (1,587,000) (1,388,000)
                                          ----------    ----------  ----------
Cash (used in) financing activities       (3,809,000)   (3,648,000) (1,418,000)
                                          ----------    ----------  ----------
(Decrease) Increase in Cash and

  Cash Equivalents                        (1,299,000)    2,777,000    (335,000)

Cash and Cash Equivalents at
  Beginning of Year                        4,899,000     2,122,000   2,457,000
                                          ----------    ----------  ----------
Cash and Cash Equivalents at End of year  $3,600,000    $4,899,000  $2,122,000
                                          ==========    ==========  ==========
Supplemental Disclosure of Cash Flow
  Information:
    Interest paid in cash during the year $  813,000    $  997,000  $1,037,000
                                          ==========    ==========  ==========
Supplemental Disclosure of Non-cash
  Investing and Financing Activities:
    Gain on Extinguishment of Debt in
      1994 - See Note 7

                See notes to consolidated financial statements.

                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

Growth Hotel Investors, (the "Partnership"), is a limited partnership organized in 1984 under the laws of the State of California to acquire, primarily through joint ventures, hold for investment, and ultimately sell limited service hotels which are franchised by Hampton Inns, Inc. ("Hampton"), a wholly owned subsidiary of the Promus Companies, Inc ("Promus"). The Partnership owns properties in Albuquerque, New Mexico and Nashville, Tennessee and has 50 percent joint venture interests in two partnerships which own properties in Syracuse, New York and Aurora, Colorado, respectively. The Partnership also has an investment in another joint venture in which the Partnership does not have a controlling interest. The properties owned by this joint venture are located in Alabama, Arkansas, Georgia, Michigan, North Carolina, South Carolina, Tennessee and Texas. The general partner is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty Management Corp. ("NPI Realty"), a Florida corporation. On February 13, 1996 NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995 became the managing general partner of MRC-85. Capital contributions of $36,932,000 ($1,000 per unit) were made by the limited partners.

On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interest in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interest in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships. NPI Equity and NPI Realty are a wholly-owned subsidiaries of National Property Investors, Inc. ("NPI Inc.").

On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group Inc. ("Insignia") (see Note 12).

       Consolidation

The consolidated financial statements include the Partnership and the three joint ventures in which the Partnership has or has had a controlling interest. In April 1994, the Hampton Inn - Elk Grove Village was disposed of through foreclosure, see Note 7. All significant intercompany transactions and balances have been eliminated.

The investment in another joint venture in which the Partnership does not have a controlling interest is accounted for under the equity method of accounting (see
Note 8).

                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Fair Value of Financial Instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments (except for long-term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long-term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

        Real Estate

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Cash and Cash Equivalents


The Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

The Partnership maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts and repurchase agreements, which are collateralized by United States Treasury obligations. Significant cash balances exceeded these insured levels during the year.

                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Depreciation

Depreciation is computed using the straight-line method based on estimated useful lives ranging from 5 to 39 years.

       Deferred Costs

Deferred costs represent the buyout of a services agreement, deferred financing costs and deferred franchise fees. The buyout of the services agreement is being amortized over the remaining term of the services agreement, which is 9 years. Financing costs are deferred and amortized, as interest expense, over the lives of the related loans, or expensed, if financing is not obtained. Franchise fees paid in connection with the acquisition of the hotels are deferred and are amortized over the lives of the franchise agreements, which range from ten to twenty years.

       Deferred Income

Income from the 1991 sale of management contracts of the Hampton Inn - Brentwood and Syracuse hotels, was deferred and amortized over the life of the management contracts. As of December 31, 1995, such income has been fully amortized.

       Net Income (Loss) Per Limited Partnership Assignee Unit

Net income (loss) per limited partnership assignee unit is computed by dividing net income (loss) allocated to the limited partners by 36,932 assignee units outstanding.

       Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


       Reclassification

Certain amounts from 1994 and 1993 have been reclassified to conform to the 1995 presentation.


                            GROWTH HOTEL INVESTORS,
                       a California Limited Partnership

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

In accordance with the partnership agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such rights were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner assumed responsibility for cash management and other Partnership services on various dates commencing December 23, 1993 (see Note 12). Related party expenses are as follows:

                                                  1995      1994       1993

Reimbursement of expenses:
  Partnership accounting and investor services $ 136,000  $ 150,000  $       --
  Professional services                            4,000     16,000          --
                                               ---------  ---------  ----------
  Total                                        $ 140,000  $ 166,000  $       --
                                               =========  =========  ==========

Reimbursed expenses are primarily included in general and administrative expenses. In addition, an affiliate of MGP was paid $5,000 relating to a successful real estate tax appeal on a Partnership property during 1994.

In accordance with the partnership agreement, the general partner receives cash distributions as follows: (1) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (2) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. A portion of the partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions to the general partner for the years ended December 31, 1995, 1994 and 1993 are as follows:


                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES (Continued)

                                       1995          1994         1993

Partnership management incentive     $ 79,000      $ 79,000     $70,000
Continuing interest                    31,000        31,000      26,000
                                     --------      --------     -------
Total                                $110,000      $110,000     $96,000
                                     ========      ========     =======


In accordance with the partnership agreement, the general partner received an allocation of net income and taxable income of seven percent and net losses of twelve percent.

3.     RELATED PARTY TRANSACTIONS

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operation of the joint venture properties. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the properties and were $76,000, $75,000 and $95,000 for the years ended December 31, 1995, 1994 and 1993, respectively. These fees are included in operating expenses.

4.     RESTRICTED CASH

Restricted cash at December 31, 1995 represents the amount provided and maintained by certain properties pursuant to the related notes payable agreements to meet future capital requirements.

5.     DEFERRED COSTS

The Partnership paid $775,000 in January 1995 to MMI amending their services agreement to provide for a reduction in the monthly asset management fee from $29,750 to $5,500, to eliminate fees payable to MMI for its assistance in refinancings and sales of properties owned by the Partnership and to allow the Partnership to terminate MMI's services at will.

The cost of the amendment is being amortized over the remaining term of the service agreement of 9 years. For the year ended December 31, 1995, approximately $78,000 has been amortized and is included in general and administrative expenses.

At December 31, 1995 and 1994 accumulated amortization of deferred costs totaled $210,000 and $122,000, respectively.




                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.     REAL ESTATE

Hotel properties and improvements at December 31, 1995 and 1994 are summarized as follows:
                                            1995                1994

       Land                            $  3,098,000        $  3,098,000
       Buildings and improvements        14,801,000          14,116,000
       Furnishings                        5,433,000           4,690,000
                                       ------------        ------------

       Total                             23,332,000          21,904,000
       Accumulated depreciation          (8,734,000)         (7,984,000)
                                      -------------       -------------

       Real estate, net                 $14,598,000        $ 13,920,000
                                        ===========        ============

7.     EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

On April 4, 1994, the Hampton Inn - Elk Grove Village was disposed of through foreclosure for $3,550,000 to the holder of the deed of trust on the property. The disposition value is comprised of the note payable of $2,772,000, plus $778,000 of net liabilities, consisting of $260,000 of accrued interest, $444,000 of accrued property taxes and $74,000 of other liabilities. As a result of the disposition of this property through foreclosure, the Partnership recognized an extraordinary gain on extinguishment of debt of $606,000 in the second quarter of 1994. The results of operations for Elk Grove included in the financial statements are through February 4, 1994.

8.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On December 9, 1986, the Partnership acquired an ownership interest in Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership, ("Combined Fund"), a joint venture with Growth Hotel Investors II, a California Limited Partnership, ("GHI II") affiliated with the Partnership's general partner. The Partnership's ownership interest in the Combined Fund is approximately 32 percent.

The Combined Fund acquired an 80% interest in a separate joint venture, Hampton/GHI Associates No. 1, which was formed to acquire and has acquired eighteen Hampton Inn hotels. Hampton Inns owns a 20% subordinated interest. The Partnership's interest in the Combined Fund is reported under the equity method of accounting.

       Separate audited financial statements for the above joint venture are included in this Item 8 of Form 10-K.


                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


9.     NOTES PAYABLE

Two of the Partnership's properties are pledged as collateral for related notes payable. The notes bear interest at 10 and 10.50 percent. The note encumbering the Partnership's consolidated Hampton Inn - Syracuse (50% owned joint venture) property was satisfied on May 31, 1994 with the proceeds of a $2,048,000 loan from the Partnership. The loan bears interest at prime plus 2% and is due on demand. The $2,048,000 loan and accrued interest were eliminated in consolidation. On December 1, 1995, the Partnership satisfied the first mortgage encumbering its Hampton Inn - Brentwood property in the amount of $2,186,000. The note was due to mature in January 1996.

The notes payable encumbering the 18 hotels owned by the Partnership's unconsolidated joint venture are due to mature during 1996. The Managing General Partner of the Partnership is confident that the properties generate sufficient cash flow to allow all mortgages to be refinanced.

Final payments due on the Partnership's notes payable, which are not self liquidating, are as follows:

                                                                   Date of
       Property                                  Final Payment     Maturity

       Hampton Inn - Aurora                      $ 3,037,000         1/97
       Hampton Inn - Albuquerque                   2,375,000         5/97

       Principal payments at December 31, 1995
         are required as follows:

          1996                                   $    21,000
          1997                                     5,412,000
                                                 -----------

          Total                                  $ 5,433,000
                                                 ===========

Amortization of deferred financing costs totaled $7,000, $8,000 and $12,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

10.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:


                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)

                                           1995           1994         1993
                                       -----------    -----------  -----------
 Net income - financial statements      $3,528,000  $   3,490,000  $ 2,680,000
 Differences resulted from:
   Deferred costs                         (775,000)            --           --
   Depreciation and amortization          (141,000)      (266,000)    (456,000)
   Equity in unconsolidated joint
     venture operations                   (200,000)      (178,000)    (181,000)
   Minority interest                         8,000       (130,000)    (175,000)
   Other                                    30,000        (36,000)     198,000
   Loss on property disposition                 --     (1,216,000)          --
                                       -----------    -----------  -----------
Net income - income tax method          $2,450,000    $ 1,664,000  $ 2,066,000
                                       ===========    ===========  ===========
Taxable income per limited
  partnership assignee unit after
  giving effect to the allocation
  to the general partner               $        62   $         42  $        52
                                       ===========    ===========  ===========
Partners' equity-financial statements  $21,439,000   $ 19,498,000  $17,595,000
Differences resulted from:
  Deferred sales commissions and
    organization costs                   4,946,000      4,946,000    4,946,000
  Commission reduction reimbursed to
    investors                               43,000         43,000       43,000
  Depreciation and amortization         (1,624,000)    (1,483,000)  (2,180,000)
  Provision for impairment of value             --             --    1,603,000
  Deferred costs                          (775,000)            --           --
  Equity in unconsolidated joint
    venture operations                    (839,000)      (639,000)    (461,000)
  Minority interest                      1,434,000      1,426,000    1,556,000
  Other                                   (310,000)      (340,000)     275,000
                                       -----------    -----------  -----------
Partners' equity - income tax method   $24,314,000    $23,451,000  $23,377,000
                                       ===========    ===========  ===========

11.    OPTION TO ACQUIRE JOINT VENTURE PARTNER'S INTEREST

On October 2, 1995, the Partnership entered into an agreement pursuant to which it was granted an option to acquire its joint venture partner's interest in the Hampton Inn - Aurora for an aggregate purchase price of $150,000. This option is exercisable from February 2, 1996 through October 2, 1996.

12.    SUBSEQUENT EVENTS


On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now maintain the Partnership books and records and oversee its operations. Property management services continue to be performed by prior managing agents (see Note 3). Asset management services continue to be performed by an unaffiliated third party.


                            GROWTH HOTEL INVESTORS,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

12.    SUBSEQUENT EVENTS (Continued)

On February 15,1996, Devon Associates ("Devon") offered to purchase up to 15,000 and 21,000 limited partnership outstanding units (the "Units") of the Partnership and GHI II, respectively. The Partnership's Units will represent a maximum of approximately 41% of the Units outstanding. The offer was at a purchase price of $705 per Unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. Certain beneficial owners of Devon are affiliated with the general partners of the Partnership and GHI II. In addition, an affiliate of Insignia is both a shareholder in the general partner of Cayuga Associates LP, the controlling general partners in Devon, and a limited partner in Devon.

13.    LEGAL PROCEEDINGS AND SUBSEQUENT EVENT

On February 21, 1996, certain holders of Units of the Partnership and holders of Units of GHI II, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Partnership and GHI II, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, and (b) a breach of provisions of the partnership agreements of such partnerships. The action, which is sought to be brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

On February 28, 1996, additional holders of Units of the Partnership and holders of Units of GHI II commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Partnership and GHI II in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates, pertaining to the tender offer. The action alleges, among other things, that the tender offers constitute
(a) a breach of fiduciary duty owed to limited partners of the partnerships, (b) negligent misrepresentation pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to be brought as a class of action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

Pursuant to the terms of the partnership agreement, the general partner is entitled to seek indemnification from the Partnership for its costs in defending these actions. The Partnership's potential liability for the cost of defending these actions cannot be determined at this time.

On March 12, 1996, the Partnership received a letter advising that the joint venture partner in certain of the hotel properties has made a substantial offer in cash for all of the hotel properties directly or indirectly owned by the Partnership and GHI II. The offer is contingent upon satisfaction of a number of conditions as outlined in the letter. There can be no assurance that if this offer were accepted by the Partnership and GHI II that the transactions contemplated could be consummated upon the March 12, 1996 terms and conditions or at all. The Managing General Partner is currently evaluating this offer.


                                                               SCHEDULE III

                             GROWTH HOTEL INVESTORS
                       (a California Limited Partnership)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN            COLUMN        COLUMN           COLUMN              COLUMN           COLUMN     COLUMN      COLUMN    COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                   Cost Capitalized   Gross Amount at
                                 Initial Cost          Subsequent     Which Carried at
                                to Partnership      to Acquisition   Close of Period(1)
                                --------------     ----------------  ------------------
                                                                                                                             Life
                                                                                                                           on which
                                                         Retire-                                                         Deprecia-
                                                          ments                             Accumu-    Year                tion is
                                       Buildings           and            Buildings           lated     of       Date     computed
                                           and           Carrying            and             Deprec-   Con-       of      in latest
                       Encum-          Improve- Improve-  Costs            Improve-   Total  iation   struc-   Acqui-   statement of
Description           brances   Land     ments    ments    (4)      Land    ments       (2)    (3)     tion    sition    operations
-----------           -------  ------   -------   -----  ------    ------  -------    ------ -------   ----  --------     --------
                                                      (Amounts in thousands)
PARTNERSHIP:
Hampton Inn-
  Albuquerque North
   Albuquerque,
  New Mexico          $ 2,375  $  824   $ 4,140   $ 718       --   $  825  $ 4,858   $ 5,683  $1,826   1987   04/24/87  5-39 Yrs

Hampton Inn-
 Brentwood
  Nashville, Tennessee     --     514     4,236     958       --      514    5,194     5,708   2,026   1985   12/23/85  5-39 Yrs

JOINT VENTURE:
Hampton Inn-Syracuse
  East Syracuse,
  New York                 --     388     3,723     906    $(20)      368    4,629     4,997   1,877   1985   12/20/85  5-39 Yrs

Hampton Inn-Aurora
  Aurora, Colorado      3,058   1,392     5,053     500      --     1,391    5,553     6,944   3,005   1985   12/11/86  5-39 Yrs
                        -----   -----     -----     ---    -----    -----    -----     -----   -----


TOTAL                 $ 5,433  $3,118   $17,152  $3,082     $(20)  $3,098  $20,234   $23,332  $8,734
                      =======  ======   =======  ======     ====   ======  =======   =======  ======

                            See accompanying notes.


                            GROWTH HOTEL INVESTORS,
                       a California Limited Partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1) The aggregate cost for Federal income tax purposes is $23,295,000.


(2) Balance, January 1, 1993                                        $27,163,000
    Improvements capitalized subsequent to acquisition                  308,000
                                                                    -----------
    Balance, December 31, 1993                                       27,471,000
    Improvements capitalized subsequent to acquisition                  411,000
    Disposition of joint venture interest - Hampton Inn
    - Elk Grove                                                      (5,978,000)
                                                                    -----------
    Balance, December 31, 1994                                       21,904,000
    Improvements capitalized subsequent to acquisition                1,428,000
                                                                    -----------
    Balance, December 31, 1995                                      $23,332,000
                                                                    ===========

(3) Balance, January 1, 1993                                         $9,863,000
    Additions charged to expense                                        635,000
                                                                    -----------
    Balance, December 31, 1993                                       10,498,000
    Additions charged to expense                                        634,000
    Disposition of joint venture interest - Hampton Inn
    - Elk Grove                                                      (3,148,000)
                                                                    -----------
    Balance, December 31, 1994                                        7,984,000
    Additions charged to expense                                        750,000
                                                                    -----------
    Balance, December 31, 1995                                       $8,734,000
                                                                    ===========

To the Partners
Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership
Greenville, South Carolina

                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheets of Growth Hotel Investors Combined Fund No.1, a California Limited Partnership (the "Partnership"), as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to
Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 Certified Public Accountants

New York, N.Y.
February 15, 1996, except for Note 8,
which is dated March 12, 1996

INDEPENDENT AUDITORS' REPORT

Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership:

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Growth Hotel Investors Combined Fund No. 1, (a limited partnership) (the "Partnership") and its joint venture, for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as will as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its joint venture for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
San Francisco, California

March 18, 1994


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership

                          CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,
                                                      1995           1994
ASSETS

Cash and cash equivalents                         $3,657,000      $2,953,000
Restricted cash                                      570,000       1,988,000
Deferred costs and other assets                    1,100,000       1,244,000

Real Estate:
  Real estate                                      87,400,000     94,793,000
  Accumulated depreciation                        (27,313,000)   (34,108,000)
                                                  -----------    -----------
  Real estate, net                                 60,087,000     60,685,000
                                                  -----------    -----------
  Total assets                                    $65,414,000    $66,870,000
                                                  ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities             $1,552,000     $1,250,000
Due to an affiliate of the joint venture partner      756,000        646,000
Notes payable                                      40,836,000     41,361,000
                                                  -----------    -----------
  Total liabilities                                43,144,000     43,257,000
                                                  -----------    -----------
Minority interest in consolidated joint venture    (4,037,000)    (3,746,000)
                                                  -----------    -----------
Commitments

Partners' Equity:
  GHI                                               8,153,000      8,487,000
  GHI II                                           18,154,000     18,872,000
                                                  -----------    -----------
  Total partners' equity                           26,307,000     27,359,000
                                                  -----------    -----------
  Total liabilities and partners' equity          $65,414,000    $66,870,000
                                                  ===========    ===========

                See notes to consolidated financial statements.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                            YEARS ENDED DECEMBER 31,

                                         1995          1994          1993

Revenues:
  Hotel operations                    $36,934,000   $34,583,000   $32,121,000
  Interest                                222,000       283,000       131,000
                                       ----------    ----------    ----------
  Total revenues                       37,156,000    34,866,000    32,252,000
                                       ----------    ----------    ----------
Expenses (including $5,545,000,
  $5,305,000 and $4,973,000 paid to
  an affiliate of the joint venture
  partner in 1995, 1994, and 1993):

  Hotel operations                     22,784,000    21,722,000    20,869,000
  Interest                              4,139,000     4,169,000     4,321,000
  Depreciation and amortization         3,778,000     3,403,000     3,637,000
  General and administrative                9,000        12,000        39,000
                                       ----------    ----------    ----------
  Total expenses                       30,710,000    29,306,000    28,866,000
                                       ----------    ----------    ----------
Income before minority interest in
  joint venture's operations            6,446,000     5,560,000     3,386,000

Minority interest in joint
  venture's operations                    (76,000)      648,000       685,000
                                       ----------    ----------    ----------
Net income                             $6,370,000    $6,208,000    $4,071,000
                                       ==========    ==========    ==========

                See notes to consolidated financial statements.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership


                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                           Growth      Growth
                                            Hotel       Hotel
                                          Investors  Investors II    Total

Balance - January 1, 1993               $ 8,983,000   $19,939,000  $28,922,000

  Capital contributions                       6,000        14,000       20,000

  Net income                              1,292,000     2,779,000    4,071,000

  Cash distributions                     (1,582,000)   (3,403,000)  (4,985,000)
                                        -----------   -----------  -----------

Balance - December 31, 1993               8,699,000    19,329,000   28,028,000

  Net income                              1,970,000     4,238,000    6,208,000

  Cash distributions                     (2,182,000)   (4,695,000)  (6,877,000)
                                        -----------   -----------  -----------
Balance - December 31, 1994               8,487,000    18,872,000   27,359,000

  Net income                              2,021,000     4,349,000    6,370,000

  Cash distributions                     (2,355,000)   (5,067,000)  (7,422,000)
                                        -----------   -----------  -----------
Balance - December 31, 1995             $ 8,153,000   $18,154,000  $26,307,000
                                        ===========   ===========  ===========

                See notes to consolidated financial statements.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                              1995        1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $6,370,000   $6,208,000   $4,071,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation and amortization            3,916,000    3,539,000    3,761,000
  Minority interest in joint venture's
    operations                                76,000     (648,000)    (685,000)
  Changes in operating assets and
    liabilities:
      Deferred costs and other assets        (20,000)      (1,000)     151,000
      Accounts payable, other liabilities
        and due to an affiliate of the
        joint venture partner                412,000     (120,000)     165,000
                                          ----------   ----------   ----------
Net cash provided by operating activities 10,754,000    8,978,000    7,463,000
                                          ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                  (3,154,000)  (1,627,000)  (1,781,000)
Restricted cash decrease (increase)        1,418,000     (327,000)     262,000
                                          ----------   ----------   ----------
Net cash (used in) investing activities   (1,736,000)  (1,954,000)  (1,519,000)
                                          ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable principal payments            (525,000)    (500,000)    (442,000)
Capital contributions                             --           --       20,000
Joint venture partner distributions         (367,000)          --           --
Cash distributions to partners            (7,422,000)  (6,877,000)  (4,985,000)
                                          ----------   ----------   ----------
Net cash (used in) financing activies     (8,314,000)  (7,377,000)  (5,407,000)
                                          ----------   ----------   ----------
Increase (Decrease) in Cash and Cash
  Equivalents                                704,000     (353,000)     537,000

Cash and Cash Equivalents at Beginning
  of Year                                  2,953,000    3,306,000    2,769,000
                                          ----------   ----------   ----------
Cash and Cash Equivalents at End of Year  $3,657,000   $2,953,000   $3,306,000
                                          ==========   ==========   ==========
Supplemental Disclosure of Cash Flow
  Information:

  Interest paid in cash during the year   $3,716,000   $4,045,000   $4,197,000
                                          ==========   ==========   ==========

                See notes to consolidated financial statements.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

Growth Hotel Investors Combined Fund No. 1, (the "Partnership") is a general partnership organized in 1986 under the laws of the State of California to acquire a majority interest in a joint venture, Hampton/GHI Associates No. 1, which was formed to acquire, manage and ultimately sell eighteen hotels which are franchised by Hampton Inns, Inc. ("Hampton"), a wholly owned subsidiary of the Promus Hotels, Inc ("Promus"). The properties owned by the joint venture are located in Alabama, Arkansas, Georgia, Michigan, North Carolina, South Carolina, Tennessee and Texas.

The general partners are Growth Hotel Investors ("GHI") and Growth Hotel Investors II ("GHI II"); both are California limited partnerships which are affiliated through their general partners.

Cash is distributed first to the Partnership as a priority return on its invested capital prior to any distributions to Hampton. Income before depreciation and amortization is allocated between the Partnership and Hampton in the same ratio as their respective cash distributions. Depreciation and amortization are allocated on the basis of residual interests except for the expenses related to acquisition and loan fees paid by the Partnership which are allocated 100 percent to the Partnership. The residual interests in Hampton/GHI Associates No. 1 are 80 percent for the Partnership and 20 percent for Hampton.

       Consolidation

The consolidated financial statements include the accounts of the Partnership and its majority owned joint venture. All significant intercompany transactions and balances have been eliminated. Losses in excess of capital contributions have been allocated to the minority interest as it is considered probable by the managing general partner that such losses will be recovered through gains from the eventual sale of the Partnership's properties.

       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Fair Value of Financial Instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments approximates fair value due to the short term maturity of these instruments.

       Real Estate

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

The Partnership maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts. Significant cash balances exceeded these insured levels during the year.


                 GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Depreciation

Depreciation is computed using the straight-line method based on estimated useful lives ranging from 5 to 39 years.

       Deferred Costs

Deferred costs represent financing costs, franchise fees and land lease cost. Financing costs are deferred and amortized, as interest expense, over the life of the related loans, which range from eight to ten years, or expensed, if financing is not obtained. Franchise fees paid in connection with the acquisition of the hotels are deferred and amortized over the lives of the franchise agreements, which are twenty years. Land lease costs paid in connection with the acquisition of certain hotels are deferred and amortized over the lives of the lease agreements, which are twenty years. At December 31, 1995 and 1994 accumulated amortization of deferred costs totaled $1,347,000 and $1,182,000, respectively. Net deferred costs of $545,000 and $711,000 for 1995 and 1994, respectively, are included in deferred costs and other assets.

       Net Income Allocation

Net income is allocated between GHI and GHI II based on the ratio of each partner's capital contribution to the Partnership.

       Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


2.     RELATED PARTY TRANSACTIONS

The Partnership has agreements with an affiliate of its joint venture partner, which provide for the management and operation of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and were $5,545,000, $5,295,000 and $4,973,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, an affiliate of the managing general partner of GHI and GHI II, was paid fees of $10,000 relating to successful real estate tax appeals on certain of the Partnership's properties during the year ended December 31, 1994.



                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.     RESTRICTED CASH

Restricted cash at December 31, 1995 and 1994 represents reserves for capital improvements, provided and maintained by certain properties pursuant to the related notes payable agreements.


4.     REAL ESTATE

Hotel properties and improvements at December 31, 1995 and 1994 are summarized as follows:

                                       1995             1994

Land                                $10,369,000      $10,369,000
Buildings and improvements           62,070,000       61,919,000
Furnishings                          14,961,000       22,505,000

Total                                87,400,000       94,793,000
Accumulated depreciation            (27,313,000)     (34,108,000)
                                    -----------      -----------
Real estate, net                    $60,087,000      $60,685,000
                                    ===========      ===========

Fully depreciated assets of $10,547,000 were retired in 1995.


5.   NOTES PAYABLE

Properties and improvements are pledged as collateral for the related notes payable. The notes currently bear interest at rates ranging from 7.63 percent to 10 percent. The mortgages encumbering sixteen of the eighteen hotels that are owned by the joint venture are cross collateralized. Amortization of deferred financing costs totaled $124,000 for each of the years ended December 31, 1995, 1994 and 1993. The notes are payable monthly and mature beginning in August 1996 through December 1996. The managing general partner is confident that the properties generate sufficient cash flow to allow all mortgages to be refinanced.



                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.  RENTAL COMMITMENTS

Minimum future rental commitments on operating leases (including four land leases) at December 31, 1995 are payable as follows:

           1996                    $    419,000
           1997                         380,000
           1998                         380,000
           1999                         384,000
           2000                         390,000
           Thereafter                 2,286,000
                                   ------------
           Total                   $  4,239,000
                                   ============

       The land leases extend through 2004, 2006, 2007 and 2008 and contain options to extend the lease periods 20, 20, 50 and 40 years, respectively. Rental expense for these leases was $478,000, $481,000 and $372,000 in 1995, 1994 and 1993, respectively.

7.     SUBSEQUENT EVENTS

On January 19, 1996, the stockholders of NPI, Inc., the parent of the managing general partner of GHI and GHI II, sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). As a result of the transaction, the managing general partner of GHI and GHI II are controlled by Insignia. Insignia affiliates now maintain the Partnership books and records and oversee its operations. Property management services continue to be performed by an affiliate of the joint venture partner. Asset management services continue to be performed by an unaffiliated third party.

On February 15,1996, Devon Associates ("Devon") offered to purchase up to 15,000 and 21,000 limited partnership outstanding units of GHI and GHI II, respectively. Certain beneficial owners of Devon are affiliated with the general partners of GHI and GHI II. In addition, an affiliate of Insignia is both a shareholder in the general partner of Cayuga Associates L.P., the controlling general partner in Devon, and a limited partner in Devon.

8.     LEGAL PROCEEDINGS AND SUBSEQUENT EVENT

On February 21 and February 28, 1996 certain holders of limited partnership units in GHI and GHI II commenced separate actions against, among others, the general partner of GHI and GHI II, pertaining to the tender offer.

On March 12, 1996 GHI and GHI II received a letter advising that the joint venture partner in the Partnership has made a substantial offer in cash for all of the hotel properties directly or indirectly owned by GHI and GHI II, including the hotel properties owned by the Partnership. The offer is contingent upon satisfaction of a number of conditions as outlined in the letter. There can be no assurance that if this offer were accepted by GHI and GHI II that the transactions contemplated could be consummated upon the March 12, 1996 terms and conditions described or at all. The managing general partner of GHI and GHI II is currently evaluating this offer.


                                                                SCHEDULE III

                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN            COLUMN        COLUMN           COLUMN              COLUMN           COLUMN     COLUMN      COLUMN    COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                   Cost Capitalized   Gross Amount at
                                 Initial Cost          Subsequent     Which Carried at
                                to Partnership      to Acquisition   Close of Period(1)
                                --------------     ----------------  ------------------
                                                                                                                             Life
                                                                                                                           on which
                                                                                                                         Deprecia-
                                                                                            Accumu-    Year                tion is
                                       Buildings                          Buildings           lated     of       Date     computed
                                           and                               and             Deprec-   Con-       of      in latest
                       Encum-          Improve- Improve- Retire-           Improve-   Total  iation   struc-   Acqui-   statement of
Description           brances   Land     ments    ments   ments     Land    ments       (2)    (3)     tion    sition    operations
-----------           -------  ------   -------   -----  ------    ------  -------    ------ -------   ----  --------     --------
                                                      (Amounts in thousands)

JOINT VENTURE:
Hampton Inn-
 Memphis-I40 East
  Memphis,
 Tennessee            $ 1,800       -   $ 3,838   $ 941   ($657)        -   $4,122   $ 4,122 $ 1,525   1984  12/19/86     5-30 Yrs
Hampton Inn-Columbia-
 West
 West Columbia, South
 Carolina               2,096  $  350     4,133     781    (647)   $  350    4,267     4,617   1,588   1985  12/19/86     5-30 Yrs
Hampton Inn-
 Spartanburg
  Spartanburg, South
  Carolina              1,796     275     3,545     833    (581)      275    3,797     4,072   1,390   1984  12/19/86     5-39 Yrs
Hampton Inn-Little
 Rock-North
  North Little Rock,
   Arkansas             2,048     524     3,862     668    (620)      524    3,910     4,434   1,378   1985  12/19/86     5-39 Yrs
Hampton Inn-Amarillo
  Amarillo, Texas       1,138     501     1,810     758    (536)      501    2,032     2,533     758   1985  12/19/86     5-39 Yrs
Hampton Inn-Greenville
  Greenville, South
 Carolina               2,087     539     3,942     604    (612)      539    3,934     4,473   1,395   1985  12/19/86     5-30 Yrs
Hampton Inn-Charleston-
 Airport
 North Charleston, South

 Carolina               2,178     495     4,205     800    (639)      495    4,366     4,861   1,562   1985  12/19/86     5-39 Yrs
Hampton Inn-Memphis-
 Poplar
  Memphis, Tennessee    2,843   1,236     4,993     717    (763)    1,236    4,947     6,183   1,752   1985  12/19/86     5-30 Yrs
Hampton Inn-
 Greensboro
  Greensboro,
North Carolina          2,014     439     3,866     761    (691)      439    3,936     4,375   1,383   1986  12/19/86     5-39 Yrs

                            See accompanying notes.


                                                                 SCHEDULE III


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN            COLUMN        COLUMN           COLUMN              COLUMN           COLUMN     COLUMN      COLUMN    COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                   Cost Capitalized   Gross Amount at
                                 Initial Cost          Subsequent     Which Carried at
                                to Partnership      to Acquisition   Close of Period(1)
                                --------------    -----------------  ------------------
                                                                                                                             Life
                                                                                                                           on which
                                                                                                                         Deprecia-
                                                                                            Accumu-    Year                tion is
                                       Buildings                          Buildings           lated     of       Date     computed
                                           and                               and             Deprec-   Con-       of      in latest
                       Encum-          Improve- Improve- Retire-           Improve-   Total  iation   struc-   Acqui-   statement of
Description           brances   Land     ments    ments   ments     Land    ments       (2)    (3)     tion    sition    operations
-----------           -------  ------   -------   -----  ------    ------  -------    ------ -------   ----  --------     --------
                                                      (Amounts in thousands)
JOINT VENTURE:
Hampton Inn-
 Birmingham
Birmingham, Alabama   $ 2,465   $ 758   $ 4,447    $586  ($ 730)   $  758   $4,303    $5,061  $1,522   1987   12/19/86     5-30 Yrs
Hampton Inn-Atlanta-
 Roswell
Roswell, Georgia        2,686   1,207     4,668     563    (816)    1,207    4,415     5,622   1,395   1987   03/04/87     5-30 Yrs
Hampton Inn-Chapel
 Hill
Chapel Hill, North
Carolina                2,293     930     3,926     606    (776)      930    3,756     4,686   1,226   1987   03/04/87     5-30 Yrs
Hampton Inn-Dallas-
 Richardson
Richardson, Texas       2,813   1,371     4,766     417    (837)    1,371    4,346     5,717   1,328   1987   03/04/87     5-30 Yrs
Hampton Inn-Nashville-
 Briley Parkway
Nashville, Tennessee    2,218       -     4,796     652    (794)        -    4,654     4,654   1,487   1987   03/04/87     5-30 Yrs
Hampton Inn-San
 Antonio-Northwest
San Antonio, Texas      2,491     781     4,475     590    (848)      781    4,217     4,998   1,293   1987   06/23/87     5-30 Yrs
Hampton Inn-Madison
Heights
Madison Heights,
Michigan                2,880     963     5,323     509        -      963    5,832     6,795   2,210   1987   12/29/87     5-30 Yrs

Hampton Inn-
 Mountain Brook
Birmingham, Alabama     2,587       -     4,782     578        -        -    5,360     5,360   2,143   1988   12/29/87     5-30 Yrs
Hampton Inn-Northlake
Atlanta, Georgia        2,403        -    4,439     398        -        -    4,837     4,837   1,978   1988   09/15/88     5-30 Yrs
                      ----------------  -------    ----     -------------    -----    ------  ------

TOTAL                 $40,836 $10,369   $75,816 $11,762($ 10,547) $10,369  $77,031   $87,400 $27,313
                      ======= =======   ======= ======= ========= =======  =======   ======= =======

                             See accompanying notes.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1) The aggregate cost for Federal income tax purposes is $87,418,000.

(2) Balance, January 1, 1993                                        $91,385,000
    Improvements capitalized subsequent to acquisition                1,781,000
                                                                    -----------
    Balance, December 31, 1993                                       93,166,000
    Improvements capitalized subsequent to acquisition                1,627,000
                                                                    -----------
    Balance, December 31, 1994                                       94,793,000
    Adjustment for retirement of assets                             (10,547,000)
    Improvements capitalized subsequent to acquisition                3,154,000
                                                                    -----------
    Balance, December 31, 1995                                      $87,400,000
                                                                    ===========

(3) Balance, January 1, 1993                                        $27,137,000
    Additions charged to expense                                      3,595,000
                                                                    -----------
    Balance, December 31, 1993                                       30,732,000
    Additions charged to expense                                      3,376,000
                                                                    -----------
    Balance, December 31, 1994                                       34,108,000
    Adjustment for retirement of assets                             (10,547,000)
    Additions charged to expense                                      3,752,000
                                                                    -----------
    Balance, December 31, 1995                                      $27,313,000
                                                                    ===========



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994 there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

         Neither the Registrant nor Montgomery Realty Company-85 ("MRC"), the general partner of the Registrant has any officers or directors. NPI Realty Management Corp. ("NPI Realty"), the managing general partner of MRC, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Realty is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc."), which in turn is owned by Insignia (See Item 1, "Business -Change in Control). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,400 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of NPI Realty are as follows:


                                                       Has served as a
                                                       Director and/or
                                                       Officer of the Managing
Name                         Positions Held            General Partner since

William H. Jarrard, Jr.      President and Director    January 1996

Ronald Uretta                Vice President and        January 1996
                                Treasurer

John K. Lines, Esquire       Vice President and        January 1996
                                Secretary

Kelley M. Buechler           Assistant Secretary       January 1996

         William H. Jarrard Jr., age 49, has been President of NPI Realty since January 1996 and Managing Director - Partnership
Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines, Esquire, age 36, has been Vice President and Secretary of NPI Realty since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June

1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Kelley M. Buechler, age 38, has been the Assistant Secretary of NPI Realty since January 1996 and Assistant Secretary of Insignia since 1991.

Item 11. Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of NPI Realty or NPI Equity Investments II, Inc., the managing general partner of Fox Realty Investors, a general partner of MRC. NPI Realty does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions").

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant. Neither the Registrant's general partners nor affiliates of the Registrant's general partners have contributed capital to the Registrant.

         The Registrant is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. Affiliates of the Registrant's general partner own less than one percent of the Registrant's voting securities.

      There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.          Certain Relationships and Related Transactions.

         In accordance with the Partnership Agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership. On January 1, 1993, Metric Management, Inc., successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partners and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Registrant's general partner assumed responsibility for cash management of the Registrant as of December 23, 1993 and assumed responsibility for day-to-day management of the Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994. Related party expenses are as follows:


                                       1995      1994      1993

 Reimbursement of expenses:
   Partnership accounting            $136,000  $155,000   $   --
     and investor services
   Professional services                4,000    16,000       --
                                     --------  --------    -----

           Total                     $140,000  $171,000   $   --
                                     ========  ========   ======

         In accordance with the Partnership Agreement, the general partner receives cash distributions as follows: (1) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the Partnership Agreement) distributed to partners, and (2) a continuing interest representing a two percent share of cash distributions, after allocation of the Partnership management incentive. A portion of the Partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions to the general partner for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                        1995       1994      1993

Partnership management incentive      $ 79,000   $ 79,000   $70,000
Continuing interest                     31,000     31,000    26,000
                                      --------   --------   -------

     Total                            $110,000   $110,000   $96,000
                                      ========   ========   =======

         In accordance with the Partnership Agreement, the general partner received an allocation of net income and taxable income of seven percent, and net losses of twelve percent.

         An affiliate of NPI Equity II was paid approximately $5,000 in fees relating to successful real estate tax appeals on properties owned by the Registrant in 1994.

         An affiliate of NPI Equity II was paid $9,665 in fees relating to successful real estate tax appeals on properties owned by the Combined Fund in 1994.

         On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Units at a purchase price of $705.00 per Unit. Due to participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Registrant, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above is midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9, for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items

2-4 are incorporated herein by reference.

         On March 12, 1996, the Registrant received a letter advising that the Registrant's and GHI II's joint venture partner in certain of the hotel properties is offering $147,400,000 in cash for all of the 28 hotel properties directly or indirectly owned by the Registrant and GHI II. See Amendment No. 2 to the Registrant's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which Amendment No. 2 is hereby incorporated by reference herein. There can be no assurance that if this offer were accepted by the Registrant and GHI II, the transactions contemplated thereby could be consummated upon the March 12, 1996 terms and conditions described therein or at all. The Managing General Partner has not concluded its evaluation of this offer or of the ability of the offerer to consummate the transactions contemplated thereby.


                                  PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a) (1)(2)        Financial Statements and Financial Statement Schedules

                  See Item 8 of this Form 10-K for Consolidated Financial Statements for the Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)           Exhibits

2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

3.4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 14, 1985, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg.
                  No. 2-97836).

16.               Letter dated April 27, 1994 from the Registrant's Former
                   Independent Auditors incorporated by reference to the
                  Registrant's Current Report on Form 8-K dated April 22, 1994.

20 Letter, dated February 29, 1996, from the Registrant to its limited partners, incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.

99(a) Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996.

99(b) Amendment No. 1 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 7, 1996.

99(c) Amendment No. 2 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 14, 1996.

99(d) Letter Agreement, dated November 15, 1995 between MontgomerRealty Corporation, Fox Realty Investors, NPI Equity Investments II, Inc., and NPI Realty Management Corp. incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.

99(e) Second Amended and Restated Partnership Agreement of Montgomery Realty Company 85, made and entered into to be effective as of November 15, 1995, by and between NPI Realty Management Corp. and Fox Realty Investors incorporated by reference to the Schedule 14D-9 of Registrant filed with the

                  Commission on February 29, 1996.

99(f) Third Amended and Restated General Partnership Agreement of Montgomery Realty Company-85, effective as of February 13, 1996, by and between NPI Realty Management Corp. and Fox Realty Investors incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.

(b) No reports on Form 8-K were filed during the last quarter covered by this Report.



                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE REGISTRANT

                                  GROWTH HOTEL INVESTORS,
                                  a California Limited Partnership

                                  By:  Montgomery Realty Company-85,
                                       its General Partner

                                       By:  NPI Realty Management Corp.
                                            managing partner

                                            By:  /s/  William H. Jarrard, Jr.
                                                 William H. Jarrard, Jr.
                                                 President and Director

                                                 Date:  March 15, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature/Name               Title                   Date

/s/ William H. Jarrard, Jr.  President and           March 15, 1996
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta            Principal Financial     March 15, 1996
Ronald Uretta                 Officer and Principal
                              Accounting Officer


                               EXHIBIT INDEX

Exhibit

2.                NPI, Inc. Stock Purchase Agreement, dated as of August 17,
                  1995 (1)

3. 4.             Agreement of Limited Partnership (2)

16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors (3)

20                Letter, dated February 29, 1996, from the
                  Registrant to its limited partners. (4)

99(a) Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996.

99(b) Amendment No. 1 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 7, 1996.

99(c) Amendment No. 2 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 14, 1996.

99(d) Letter Agreement, dated November 15, 1995 between MontgomerRealty Corporation, Fox Realty Investors, NPI Equity Investments II, Inc., and NPI Realty Management Corp. (4)

99(e) Second Amended and Restated Partnership Agreement of Montgomery Realty Company 85, made and entered into to be effective as of November 15, 1995, by and between NPI Realty Management Corp. and Fox Realty Investors. (4)

99(f) Third Amended and Restated General Partnership Agreement of Montgomery Realty Company-85, effective as of February 13, 1996, by and between NPI Realty Management Corp. and Fox Realty Investors. (4)

--------------------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 14, 1985, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-97836).

(3) Incorporated by reference to the Registrant's Current Report of Form 8-K dated April 22, 1994.

(4) Incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.