Form 10-Q
period 1996-03-31
GROWTH HOTEL INVESTORS
filed 1996-05-15
CIK 769129

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-15347



                             GROWTH HOTEL INVESTORS
        (Exact name of small business issuer as specified in its charter)


          California                                           94-2964750
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                             (Issuer's phone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                           GROWTH HOTEL INVESTORS

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                                    March 31,    December 31,
                                                      1996           1995
 Assets
 Cash and cash equivalents                          $  3,533       $  3,600
 Restricted cash                                         197            189
 Deferred costs                                          718            739
 Receivables and other assets                            586            231
 Investment in unconsolidated joint venture            8,385          8,153

 Investment properties:
   Land                                                3,098          3,098
   Buildings and related personal
     property                                         20,420         20,234
                                                      23,518         23,332
     Less accumulated depreciation                    (8,943)        (8,734)
                                                      14,575         14,598

     Total assets                                   $ 27,994       $ 27,510

 Liabilities and Partners' Deficit

 Accounts payable and other liabilities             $    601       $    562
 Notes payable                                         5,429          5,433

 Minority interest in joint ventures                      73             76

 Partners' Equity (Deficit):
 General partner                                      (1,003)        (1,034)
 Limited partners' (36,932 units outstanding
     at March 31, 1996 and December 31, 1995)         22,894         22,473

     Total partners' equity                         $ 21,891       $ 21,439

     Total liabilities and partners' equity         $ 27,994       $ 27,510

                 See Notes to Consolidated Financial Statements

b)                           GROWTH HOTEL INVESTORS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                       Three Months Ended
                                                           March 31,
                                                      1996           1995
 Revenues:
    Hotel operations                                $  1,624       $  1,658
    Equity in unconsolidated joint venture
       operations                                        486            285
    Interest and other revenue                            32             48
          Total revenues                               2,142          1,991

 Expenses:
    Hotel operations                                   1,141          1,096
    Interest                                             169            206
    Depreciation                                         208            155
    General and administrative                           175            130
          Total expenses                               1,693          1,587

 Net income before minority interest in joint
    ventures' operations                            $    449       $    404

 Minority interest in joint ventures'
    operations                                             3            (11)

 Net income                                         $    452       $    393

 Net income allocated to general partners           $     31       $     27
 Net income allocated to limited partners                421            366

 Net income                                         $    452       $    393

 Net income per limited partnership unit            $  11.39       $   9.91

                 See Notes to Consolidated Financial Statements

c)                           GROWTH HOTEL INVESTORS

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited       General        Limited
                                Partnership    Partners'      Partners'       Total
                                   Units        Deficit         Equity        Equity
Partners' (deficit) equity at
  December 31, 1995                36,932       $(1,034)     $  22,473      $  21,439

Net income for the three months
  ended March 31, 1996                 --            31            421            452

Partners' (deficit) equity at
  March 31, 1996                   36,932       $(1,003)     $  22,894      $  21,891

                 See Notes to Consolidated Financial Statements


d)                           GROWTH HOTEL INVESTORS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                      (in thousands, except for unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                            1996           1995
 Cash flows from operating activities:
   Net income                                            $    452       $    393
   Adjustments to reconcile net income to
    cash provided by operating activities:
     Depreciation and Amortization                            230            177
     Equity in unconsolidated joint venture
       operations                                            (486)          (285)
     Minority interest in joint ventures' operations           (3)            11
     Deferred income                                           --            (13)
     Deferred costs paid                                       --           (775)
 Change in accounts:
     Receivables and other assets                            (101)           (43)
     Accounts payable and other liabilities                    39            (26)

 Net cash provided by (used in) operating activities          131           (561)

 Cash flows from investing activities:
     Properties and improvements additions                   (186)          (310)
     Unconsolidated joint venture distributions                --            322
     Restricted cash increase (decrease)                       (8)           113

 Cash (used in) provided by investing activities             (194)           125

 Cash flows from financing activities:
     Due to an affiliate                                       --            692
     Notes payable principal payments                          (4)            (9)

 Cash (used in) provided by financing activities               (4)           683

 Net increase (decrease) in cash and cash equivalents         (67)           247

 Cash and cash equivalents at beginning of period           3,600          4,899

 Cash and cash equivalents at end of period              $  3,533       $  5,146

 Supplemental information:
    Interest paid                                        $    123       $    204

                See Notes to Consolidated Financial Statements


e)
                             GROWTH HOTEL INVESTORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Growth Hotel Investors (the "Partnership") has no employees and is dependent on NPI Realty Management Corp.("NPI Realty") or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain expenses incurred by
affiliates on behalf of the Partnership.   The following transactions with
affiliates of Insignia Financial Group, Inc., National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                      For the Three Months Ended
                                                               March 31,
                                                          1996          1995
 Reimbursement for services of affiliates (included
    in general and administrative expenses)             $73,000       $33,000


The general partner is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty. On February 13, 1996, NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85.


On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity") became the managing general partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, NPI Equity became responsible for the operation and management of the business affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership,



Note B - Transactions with Affiliated Parties (continued)

Portfolio Realty Associates L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold, indirectly, certain economic interests in the Partnership and such other partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships. NPI Equity and NPI Realty are wholly-owned subsidiaries of NPI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell all of the issued and outstanding common stock of NPI to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The transaction was consummated on January 19, 1996. Upon the closing, the officers and directors of NPI, NPI Equity II and NPI Realty resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


Note C - Restricted Cash

Restricted cash at March 31, 1996, and December 31, 1995, represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, to meet future capital requirements and debt service payments.


Note D - Amendment to Service Agreement

The Partnership paid $775,000 in January 1995 to Metric Management, Inc. ("MMI") amending their services agreement to provide for a reduction in the monthly asset management fee from $29,750 to $5,500. This amendment eliminated fees payable to MMI for its assistance in refinancing and sales of properties owned by the Partnership and provides the Partnership with the ability to terminate MMI's services at will.

The buyout of the service contract is being amortized over the remaining term of the services agreement of 10 years. For the three months ended March 31, 1996 and 1995, $19,000 has been amortized and is included in general and administrative expenses.



Note E - Investment in Unconsolidated Joint Venture

The following are the condensed balance sheet as of March 31, 1996, and December 31, 1995, and condensed statements of operations for the three months ended March 31, 1996 and 1995 for the Partnership's investment in Growth Hotel Investors Combined Fund No. 1 (the "Combined Fund"), which is reported under the equity method of accounting.


                   GROWTH HOTEL INVESTORS COMBINED FUND NO. I

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


                                                  March 31,    December 31,
                                                    1996           1995

 Assets
 Cash and cash equivalents                     $     3,560    $     3,657
 Restricted cash                                       818            570
 Deferred costs and other assets                     1,729          1,100

 Investment Properties
   Land                                             10,369         10,369
   Buildings and related personal property          78,245         77,031

 Less:
   Accumulated depreciation                        (28,296)       (27,313)
   Investment properties, net                       60,318         60,087
   Total assets                                   $ 66,425       $ 65,414


 Liabilities and Partners' Capital
 Accounts payable and other liabilities        $     1,869    $     1,552
 Due to an affiliate of the joint
   venture partner                                   1,707            756
 Notes payable                                      40,650         40,836

 Minority interest in consolidated
   joint venture                                    (4,839)        (4,037)

 Partners' Equity
 GHI                                                 8,385          8,153
 GHI II                                             18,653         18,154
 Total partners' equity                             27,038         26,307

 Total Liabilities and Partners' Equity           $ 66,425       $ 65,414



Note E - Investment in Unconsolidated Joint Venture (continued)



                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                       Three Months Ended
                                                            March 31,

                                                      1996           1995

 Revenues                                          $   8,778      $   8,375

 Expenses                                             (7,441)        (7,111)

 Income before minority interest in joint
    venture's operations                               1,337          1,264
 Minority interest in joint venture's
    operations                                           195           (367)

 Net income                                        $   1,532      $     897

 Allocation of income:
    GHI                                            $     486      $     285
    GHI II                                             1,046            612
 Net income                                        $   1,532      $     897

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Investment Properties:

A description of the hotel properties in which the Partnership has an ownership interest, together with occupancy and room rate data follows:


                                            Average              Average Daily
                                         Occupancy Rate            Room Rate
                                       For Quarter Ended       For Quarter Ended
                                           March 31,               March 31,
 Name and Location                      1996        1995          1996       1995
 Growth Hotel Investors I:

 Hampton Inn-Syracuse                   44%          49%         $57.32     $51.88
 East Syracuse, New York

 Hampton Inn-Brentwood                  76%          75%          66.24      55.65
 Nashville, Tennessee

 Hampton Inn-Aurora                     68%          76%          59.75      53.22
 Aurora, Colorado

 Hampton Inn-Albuquerque North          69%          76%          56.85      52.49
 Albuquerque, New Mexico

 Growth Hotel Investors
    Combined Fund No. 1:

 Hampton Inn-Memphis I40 East           65%          71%          53.20      50.36
 Memphis, Tennessee

 Hampton Inn-Columbia-West              73%          82%          58.96      53.03
 West Columbia, South Carolina


 Hampton Inn-Spartanburg                54%          63%          51.61      46.23
 Spartanburg, South Carolina

 Hampton Inn-Little Rock, North         64%          72%          51.37      46.78
 North Little Rock, Arkansas

 Hampton Inn-Amarillo                   59%          64%          49.70      46.68
 Amarillo, Texas


                                            Average              Average Daily
                                         Occupancy Rate            Room Rate
                                       For Quarter Ended       For Quarter Ended
                                           March 31,               March 31,
 Name and Location                      1996        1995        1996       1995

 Growth Hotel Investors
    Combined Fund No. 1:
          (continued)

 Hampton Inn-Greenville                 76%          77%        $ 57.79    $ 51.92
 Greenville, South Carolina

 Hampton Inn-Charleston-Airport         74%          70%          53.57      52.76
 North Charleston, South Carolina

 Hampton Inn-Memphis-Poplar             79%          80%          67.95      63.00
 Memphis, Tennessee

 Hampton Inn-Greensboro                 77%          85%          63.42      55.79
 Greensboro, North Carolina

 Hampton Inn-Birmingham                 71%          80%          60.51      57.17
 Birmingham, Alabama

 Hampton Inn-Atlanta-Roswell            75%          81%          63.36      55.86
 Roswell, Georgia

 Hampton Inn-Chapel Hill                81%          81%          60.29      54.68
 Chapel Hill, North Carolina

 Hampton Inn-Dallas-Richardson          78%          71%          55.60      50.25
 Richardson, Texas

 Hampton Inn-Nashville-                 67%          81%          64.66      59.20
    Briley Parkway
 Nashville, Tennessee

 Hampton Inn-San Antonio-Northwest      54%          59%          55.87      56.28
 San Antonio, Texas

 Hampton Inn-Madison Heights            69%          63%          57.38      53.19
 Madison Heights, Michigan

 Hampton Inn-Mountain Brook             77%          68%          60.78      56.40
 Birmingham, Alabama

 Hampton Inn-Northlake                  78%          77%          60.22      53.34
 Atlanta, Georgia


The Partnership's net income for the three months ended March 31, 1996 was approximately $452,000 as compared to $393,000 for the corresponding period of 1995. The increase in net income is attributable to an increase in equity in unconsolidated joint venture operations. The increase in earnings from the joint venture is due to an increase in hotel revenues due to an overall room rate increase at the investment properties. In additon to the increase in the Partnership's equity in earnings of the joint venture, the Partnership had a decrease in mortgage interest due to the repayment of long-term debt on the Partnership's Hampton Inn - Brentwood property during the fourth quarter of 1995. Partially offsetting these increases to income were increases in hotel operating expenses, depreciation expense and general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Managing General
Partner monitors the hotel market environment of its investment properties to assess the feasibility of increasing rates, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rates and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of concessions and room rate reductions to offset softening market conditions, there is no guarantee that the Managing
General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $3,533,000 as compared to $5,146,000 at March 31, 1995. Net cash provided by operating activities increased due to the increase in net income discussed above along with the Partnership incurring costs of $775,000 during the first quarter of 1995 in relation to a buyout agreement as discussed in "Item 1. Financial
Statements Note D". Net cash used in investing activities increased for the three month period ended March 31, 1996, in comparison to the three month period ended March 31, 1995, due to the difference in the timing of the receipt of distributions from its unconsolidated joint venture. Distributions will be received in the second quarter of 1996 as compared to the first quarter of 1995.
Net cash used in financing activities increased primarily as a result of an increase in the amounts due to affiliates in the first quarter of 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,429,000 includes mortgages with maturity dates in 1997. A balloon payment on the mortgage encumbering the Partnership's Hampton Inn - Aurora property is due in May 1997 in the amount of approximately $3,034,000. The Partnership's Hampton Inn - Albuquerque has a balloon payment due in May 1997, in the amount of approximately $2,375,000.
Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. The Managing
General Partner is currently evaluating the feasibility of selling all of the investment properties (as discussed in further detail below) or the refinancing opportunities. The General Partner is evaluating the possibility of making a cash distribution in the second quarter of 1996.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Units at a purchase price of $705.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule
14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996.
See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amend by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No.
2" thereto, as filed with the Commission on March 14, 1996 and as further amended by "Amendemnt No. 3" thereto filed with the Commission on March 18, 1996
(collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired
13,396 units with respect to this offer. See Part II Item I - Legal Proceedings.

On March 12, 1996, the Partnership received a letter advising that the Partnership's and GHI II's joint venture partner in certain of the hotel properties was offering $147,400,000 in cash for all of the 28 hotel properties directly or indirectly owned by the Partnership and GHI II. See "Amendment No.
2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2" is hereby incorporated by reference herein. The
Managing General Partner did not accept the terms of the offer and, by its terms, the offer expired unaccepted on March 31, 1996.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceeding

William Wallace, Mildred Wallace, Edith G. Martin, Paul Allemang and Gwen
Allemang, on behalf of themselves and all others similarly situated, and derivatively on behalf of Growth Hotel Investors, a California limited partnership and Growth Hotel Investors II ("GHI II"), a California limited partnership, Plaintiff v. Devon Associates, Montgomery Realty-85, GHI
Associates, Cayuga Associates, L.P., Cayuga Capital Corp., Insignia Financial
Group, Inc., L.P., and Fleetwood Corp., Defendants and Growth Hotel Investors, a
California Limited partnership, and Growth Hotel Investors II, a California limited partnership, Nominal Defendant, Supreme Court of the State of New York,
County of New York, Case No. 9600866. (the "Wallace Action").

On February 21, 1996, William and Mildred Wallace, holders of Units of GHI, and
Edith G. Martin and Paul and Gwen Allemang, holders of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Partnership, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 21,000 partnership
Units of GHI II and up to 15,000 partnership Units of the Partnership which commenced February 15, 1996. The action alleged, among other things, that the tender offers constituted (a) a breach of fiduciary duty owed to limited partners and the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which was brought as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount.

R&S Asset Partners, a Florida general partnership, and Jessie B. Small, on their own behalves, on behalf of all others similarly situated, and derivatively on behalf of the Nominal Defendants, Plaintiffs, v. Devon Associates, Cayuga
Associates, L.P., Cayuga Capital Corp., Fleetwood Corp., Carl C. Icahn, Michael
L. Ashner, Martin Lifton, Arthur N. Queler, Insignia Financial Group, Inc.,
IFGP, Corp., National Properties Investors, Inc., NPI Equity Investment II,
Inc., Fox Fealty Investors, Portfolio Realty Associates, L.P., Emmet J. Cashin,
Jr., Jarold A. Evans, W. Patrick McDowell, Apollo Real Estate Advisors, L.P., and Montgomery Realty Company-85, Defendants, and Growth Hotel Investors, a
California Limited Partnership, and Growth Hotel Investors II, a California
Limited Partnership, Nominal Defendants, Superior Court of the State of
California, County of Los Angeles, Case No. BC145220 (the "R&S Asset Partners
Action").


On February 28, 1996, R&S Asset Partners, holders of Units of GHI, and Jesse B.
Small, holder of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Partnership, in the Superior Court of the State of California, County of Los
Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 21,000 partnership Units of GHI II and up to 15,000 partnership Units of the Partnership which commenced February 15, 1996.
The action alleged, among other things, that the tender offers constituted (a) a breach of fiduciary duty owed to the limited partners of the partnerships, (b) negligent misrepresentations pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which was brought as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount.

See Item 3 of the Schedule 14D-9, which is incorporated herein by reference, for additional information with respect to the above actions.

On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace
Action and the R&S Partners Actions agreed in principle to settle these actions.
In connection with the settlement MRC-85 agreed to take such actions as are reasonably necessary and consistent with its fiduciary duties to procure offers for the purchase of the Partnership's and GHI's assets which maximize the value of the limited partner assignee units. MRC-85 further agreed to deal fairly and in good faith with persons expressing an interest in making a bona fide offer to purchase such assets and, subject to its fiduciary duty, provide such bona fide offers with access to the Partership's and GHI's books and records for due diligence purposes. If MRC-85 determines that an offer to purchase its assets is acceptable MRC-85 will prepare a plan of liquidation and submit such plan to the Partnership's partners for approval. Also in connection with the settlement, the plaintiffs will release all claims they may have arising out of the tender offers. The consummation of the settlement is subject to the satisfaction of numerous conditions including court approval. Accordingly, there can be no assurance that the settlement will be consummated on these terms and conditions or at all.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   99(a) Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996.

   99(b) Amendment No. 1 to Schedule 14D-9 of the Registrant, as filed with the





         Commission on March 7, 1996.

   99(c) Amendment No. 2 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 14, 1996.

   99(d) Amendment No. 3 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 18, 1996.

b) Reports on Form 8-K: Form 8-K dated January 19, 1996, was filed reporting the change in control of the Partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 GROWTH HOTEL INVESTORS


                                 By:   MONTGOMERY REALTY COMPANY-85,
                                       its general partner

                                       /s/William H. Jarrard, Jr.
                                       President and Director


                                       /s/Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 15, 1996


