Form 10-Q
period 1996-06-30
GROWTH HOTEL INVESTORS
filed 1996-08-14
CIK 769129

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


                  For the quarterly period ended June 30, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-15347



                             GROWTH HOTEL INVESTORS
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





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                           GROWTH HOTEL INVESTORS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                                    June 30,     December 31,
                                                      1996           1995
                                                   (Unaudited)      (Note)
 Assets
   Cash and cash equivalents                        $  3,780       $  3,600
   Restricted cash                                       198            189
   Deferred costs                                        696            739
   Receivables and other assets                          265            231
   Investment in unconsolidated joint venture          8,499          8,153
   Investment properties:
     Land                                              3,098          3,098
     Buildings and related personal property          20,712         20,234
                                                      23,810         23,332
     Less accumulated depreciation                    (9,166)        (8,734)
                                                      14,644         14,598

     Total assets                                   $ 28,082       $ 27,510

 Liabilities and Partners' Equity
 Liabilities
   Accounts payable and other liabilities           $    582       $    562
   Notes payable                                       5,421          5,433

 Minority interest in joint ventures                      68             76

 Partners' Equity (Deficit):
   General partner                                      (993)        (1,034)
   Limited partners' (36,932 units outstanding
     at June 30, 1996 and December 31, 1995)          23,004         22,473

     Total partners' equity                           22,011         21,439

     Total liabilities and partners' equity         $ 28,082       $ 27,510


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but that does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements

b)                           GROWTH HOTEL INVESTORS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended           Six Months Ended
                                         June 30,                   June 30,
                                    1996          1995          1996         1995
 Revenues:
  Hotel operations              $   2,066       $  2,187    $   3,690      $   3,845
  Equity in unconsolidated
    joint venture operations          659            739        1,145          1,024
  Interest and other revenue           69             58          101            106
    Total revenues                  2,794          2,984        4,936          4,975

 Expenses:
  Hotel operations                  1,280          1,210        2,421          2,306
  Interest                            176            203          345            409
  Depreciation                        224            178          432            333
  General and administrative          206             97          381            227
    Total expenses                  1,886          1,688        3,579          3,275

 Net income before minority
  interest in joint ventures'
    operations                  $     908      $   1,296     $  1,357      $   1,700

 Minority interest in joint
  ventures'  operations                 6            (11)           9            (22)

 Net income                     $     914      $   1,285     $  1,366      $   1,678

 Net income allocated to
  general partner               $      64      $      91     $     96      $     118
 Net income allocated to
  limited partners                    850          1,194        1,270          1,560
                                $     914      $   1,285     $  1,366      $   1,678
 Net income per limited
  partnership unit              $   23.02      $   32.33     $  34.39      $   42.24


                 See Notes to Consolidated Financial Statements

c)                           GROWTH HOTEL INVESTORS

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited       General        Limited
                                Partnership    Partner's      Partners'       Total
                                   Units        Deficit         Equity        Equity
Partners' (deficit) equity at
    December 31, 1995              36,932      $ (1,034)     $  22,473      $  21,439

Net income for the six months
    ended June 30, 1996                --            96          1,270          1,366

Cash distributions for the six
    months ended June 30, 1996         --           (55)          (739)          (794)

Partners' (deficit) equity at
    June 30, 1996                  36,932      $   (993)     $  23,004      $  22,011

                 See Notes to Consolidated Financial Statements


d)                           GROWTH HOTEL INVESTORS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                             Six Months Ended
                                                                 June 30,
                                                            1996           1995
 Cash flows from operating activities:
     Net income                                          $  1,366      $   1,678
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                            474            378
     Equity in unconsolidated joint venture
       operations                                          (1,145)        (1,024)
     Minority interest in joint ventures' operations           (9)            22
     Deferred income                                           --            (25)
     Deferred costs paid                                       --           (775)
     Change in accounts:
       Receivables and other assets                           (34)          (121)
       Accounts payable and other liabilities                  21           (223)

         Net cash provided by (used in) operating
            activities                                        673            (90)

 Cash flows from investing activities:
     Properties and improvements additions                   (478)          (919)
     Unconsolidated joint venture distributions               799            806
     Restricted cash increase (decrease)                       (9)            69

         Net cash provided by (used in) investing
            activities                                        312            (44)

 Cash flows from financing activities:
     Cash distributions to partners                          (794)          (825)
     Notes payable principal payments                         (11)           (16)

         Net cash used in financing activities               (805)          (841)

 Net increase (decrease) in cash and cash equivalents         180           (975)

 Cash and cash equivalents at beginning of period           3,600          4,899

 Cash and cash equivalents at end of period              $  3,780       $  3,924

 Supplemental information:
    Interest paid                                        $    308       $    410

                 See Notes to Consolidated Financial Statements


e)
                             GROWTH HOTEL INVESTORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corp. ("NPI Realty" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995, was derived from audited financial statements at such date.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Growth Hotel Investors (the "Partnership") has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of Insignia Financial Group, Inc.("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                       For the Six Months Ended
                                                                June 30,
                                                          1996          1995

 Reimbursement for services of affiliates (included
    in general and administrative expenses)             136,000        63,000

The general partner is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty. On February 13, 1996, NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85.

On January 19, 1996, all of the issued and outstanding shares of stock of NPI, the sole shareholder of both NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and NPI Realty was acquired by an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI Realty.

Note C - Restricted Cash

Restricted cash at June 30, 1996, and December 31, 1995, represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, to meet future capital requirements and debt service payments.


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

The buyout of the service contract is being amortized over the remaining term of the services agreement of 10 years. For the six months ended June 30, 1996, $39,000 has been amortized and is included in general and administrative expenses.

Note E - Distributions

The Partnership made distributions in June 1996 and May 1995, of approximately $794,000, including $739,000 distributed to the limited partners ($20 per limited partnership unit) and $55,000 to the general partner.

Note F - Investment in Unconsolidated Joint Venture

The following are the condensed balance sheet as of June 30, 1996, and December 31, 1995, and condensed statements of operations for the three and six month periods ended June 30, 1996 and 1995, for the Partnership's investment in Growth Hotel Investors Combined Fund No. 1 (the "Combined Fund"), which is reported under the equity method of accounting.

                   GROWTH HOTEL INVESTORS COMBINED FUND NO. I

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                  June 30,     December 31,
                                                    1996           1995
                                                (Unaudited)       (Note)
 Assets
   Cash and cash equivalents                    $    2,902     $    3,657
   Restricted cash                                     827            570
   Deferred costs and other assets                   1,704          1,100

   Investment Properties
      Land                                          10,369         10,369
      Buildings and related personal property       78,924         77,031
      Less: Accumulated depreciation               (29,314)       (27,313)
      Investment properties, net                    59,979         60,087
      Total assets                              $   65,412     $   65,414


 Liabilities and Partners' Capital
 Liabilities
   Accounts payable and other liabilities       $    1,721     $    1,552
   Due to an affiliate of the joint
      venture partner                                  828            756
   Notes payable                                    40,499         40,836

 Minority interest in consolidated
      joint venture                                 (5,033)        (4,037)

 Partners' Equity
   GHI                                               8,499          8,153
   GHI II                                           18,898         18,154
 Total partners' equity                             27,397         26,307

 Total Liabilities and Partners' Equity         $   65,412     $   65,414

Note: The balance sheet at December 31, 1995 was derived from audited financial statements at such date.


Note F - Investment in Unconsolidated Joint Venture (continued)


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                     1996           1995            1996          1995
 Revenues                          $ 10,408      $  9,965        $  19,186     $  18,340

 Expenses                            (8,526)       (7,699)         (15,967)      (14,810)

 Income before minority
  interest in joint
  venture's operations                1,882         2,266            3,219         3,530

 Minority interest in joint
  venture's operations                  194            63              389          (304)

 Net income                        $  2,076      $  2,329        $   3,608     $   3,226

 Allocation of income:
  GHI                              $    659      $    739        $   1,145     $   1,024
  GHI II                              1,417         1,590            2,463         2,202

 Net income                        $  2,076      $  2,329        $   3,608     $   3,226




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Investment Properties:

A description of the hotel properties in which the Partnership has an ownership interest, together with occupancy and room rate data follows:

                                            Average              Average Daily
                                         Occupancy Rate            Room Rate
                                       For Quarter Ended       For Quarter Ended
                                            June 30,                June 30,
 Name and Location                      1996        1995          1996       1995

 Growth Hotel Investors:

 Hampton Inn-Syracuse                   52%          57%         $58.93     $53.47
 East Syracuse, New York

 Hampton Inn-Brentwood                  81%          79%          68.94      58.74
 Nashville, Tennessee

 Hampton Inn-Aurora                     70%          80%          59.95      55.01
 Aurora, Colorado

 Hampton Inn-Albuquerque North          68%          83%          56.57      54.06
 Albuquerque, New Mexico

 Growth Hotel Investors
  Combined Fund No. 1:

 Hampton Inn-Memphis I40 East           75%          79%          53.88      52.57
 Memphis, Tennessee

 Hampton Inn-Columbia-West              78%          86%          59.72      53.82
 West Columbia, South Carolina

 Hampton Inn-Spartanburg                63%          70%          52.40      46.51
 Spartanburg, South Carolina

 Hampton Inn-Little Rock, North         75%          80%          51.98      47.98
 North Little Rock, Arkansas

 Hampton Inn-Amarillo                   65%          72%          52.60      48.93
 Amarillo, Texas


 Investment Properties: (continued)
                                            Average              Average Daily
                                         Occupancy Rate            Room Rate
                                       For Quarter Ended       For Quarter Ended
                                            June 30,                June 30,
 Name and Location                      1996        1995        1996       1995


 Growth Hotel Investors
  Combined Fund No. 1:
            (continued)

 Hampton Inn-Greenville                 79%          81%          57.54    $ 51.74
 Greenville, South Carolina

 Hampton Inn-Charleston-Airport         80%          79%          55.61      53.74
 North Charleston, South Carolina

 Hampton Inn-Memphis-Poplar             83%          84%          68.13      64.24
 Memphis, Tennessee

 Hampton Inn-Greensboro                 81%          88%          64.98      57.59
 Greensboro, North Carolina

 Hampton Inn-Birmingham                 76%          84%          60.21      57.73
 Birmingham, Alabama

 Hampton Inn-Atlanta-Roswell            80%          84%          64.02      57.48
 Roswell, Georgia

 Hampton Inn-Chapel Hill                86%          86%          61.45      55.34
 Chapel Hill, North Carolina

 Hampton Inn-Dallas-Richardson          82%          78%          56.17      50.32
 Richardson, Texas

 Hampton Inn-Nashville-                 79%          87%          67.33      61.28
  Briley Parkway
 Nashville, Tennessee

 Hampton Inn-San Antonio-Northwest      63%          65%          58.53      58.28
 San Antonio, Texas

 Hampton Inn-Madison Heights            74%          69%          58.19      53.32
 Madison Heights, Michigan

 Hampton Inn-Mountain Brook             81%          75%          61.24      57.17
 Birmingham, Alabama

 Hampton Inn-Northlake                  78%          80%          59.81      53.82
 Atlanta, Georgia


The Partnership's net income for the three and six month periods ended June 30, 1996 was approximately $914,000 and $1,366,000, respectively, as compared to $1,285,000 and $1,678,000, respectively, for the corresponding periods of 1995. The decrease in net income is attributable to a decrease in hotel operations revenue and an increase in general and administrative expenses, hotel operating expenses, and depreciation expenses. The decrease in hotel operations revenue was due to a decrease in occupancy partially offset by increases in rates at the Partnership's Albuquerque and Aurora properties. The decrease in occupancy at the Albuquerque property is related to the construction of new hotels in the area. The increase in general and administrative expenses is due to an increase in legal and audit expenses and cost reimbursements for partnership administration due to the transition of Partnership administration in 1996. The increase in depreciation expense in 1996 is due to the additions to property and improvements during the third and fourth quarters of 1995, as well as, the purchase of assets in 1996 related to renovations at the Partnership's Hampton Inn - Albuquerque property. Interest expense decreased during the six month period ended June 30, 1996 due to the pay off of the Hampton Inn-Brentwood property mortgage on December 1, 1995.

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

At June 30, 1996, the Partnership had unrestricted cash of $3,780,000 as compared to $3,924,000 at June 30, 1995. Net cash provided by operating activities increased due to the Partnership incurring costs of $775,000 during the first quarter of 1995 in relation to a buyout agreement as discussed in "Item 1. Financial Statements-Note D". Net cash provided by investing activities increased for the six month period ended June 30, 1996, due to the decrease in additions to property improvement.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,421,000 includes mortgages with maturity dates in 1997. A balloon payment on the mortgage encumbering the Partnership's Hampton Inn - Aurora property is due in May 1997 in the amount of approximately $3,046,000. The Partnership's Hampton Inn - Albuquerque has a balloon payment due in May 1997, in the amount of approximately $2,375,000. The mortgages encumbering the Partnership's unconsolidated joint venture, the Combined Fund's, Hampton Inn-Birmingham and Hampton Inn-North Lake properties in the amounts of $2,444,000 and $2,387,000, respectively matured on August 1, 1996. The Managing General Partner is confident that extensions of these loans will be granted. The Combined Fund has balloon payments due in December 1996 of approximately $35,323,000. The Managing General Partner is discussing with the lender options for extending these mortgages. The Managing General Partner is currently in the process of retaining an investment advisor to assist in the sale of the assets. It is expected that the Partnership will begin marketing its properties for sale pursuant to the terms of the settlement discussed in "Part II-Other Information Item 1. Legal Proceedings" during the second half of 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. The General Partner made a cash distribution in the second quarter of 1996 totalling $794,000 of which $739,000 was distributed to the limited partners and $55,000 was distributed to the general partner.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Units at a purchase price of $705.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amended by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No. 2" thereto, as filed with the Commission on March 14, 1996, and as further amended by "Amendment No. 3" thereto filed with the Commission on March 18, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired 13,396 units with respect to this offer. See Part II Item I - Legal Proceedings.

On March 13, 1996, the Partnership received a letter advising that the Partnership's and Growth Hotel Investors II ("GHI II") joint venture partner in certain of the hotel properties was offering $147,000,000 in cash for all 28 hotel properties directly or indirectly owned by the Partnership and GHI II.
See "Amendment No. 2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2" is hereby incorporated by reference herein. By the terms of the offer, the offer expired on March 31, 1996. The Managing General Partner determined that before the offer could be recommended, if at all, to the Partnership's limited partners further analysis of the hotel properties and their value was needed. See "Part II. Item 1 - Legal Proceedings" for information with respect to the marketing of the hotel properties for sale in connection with the settlement of the actions arising out of the Devon Associates tender offers.

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

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

On February 21, 1996, William and Mildred Wallace, holders of Units of GHI, and Edith G. Martin and Paul and Gwen Allemang, holders of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Partnership, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 21,000 partnership Units of GHI II and up to 15,000 partnership Units of the Partnership which commenced February 15, 1996. The action alleged, among other things, that the tender offers constituted (a) a breach of fiduciary duty owed to limited partners and the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which was brought as both a derivative action and as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount.

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

On February 28, 1996, R&S Asset Partners, holders of Units of GHI, and Jesse B. Small, holder of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Partnership, in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 21,000 partnership Units of GHI II and up to 15,000 partnership Units of the Partnership which commenced February 15, 1996. The action alleged, among other things, that the tender offers constituted (a) a breach of fiduciary duty owed to the limited partners of the partnerships, (b) negligent misrepresentations pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which was brought as a derivative action and as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount.

See "Item 3" of the Schedule 14D-9, which is incorporated herein by reference, for additional information with respect to the above actions.

On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace Action and the R&S Partners Actions agreed in principle to settle these actions, which settlement has subsequently received final court approval. In connection with the settlement MRC-85 agreed to take such actions as are reasonably necessary and consistent with its fiduciary duties to procure offers for the purchase of the Partnership's and GHI's assets which maximize the value of the limited partner assignee units. MRC-85 further agreed to deal fairly and in good faith with persons expressing an interest in making a bona fide offer to purchase such assets and, subject to its fiduciary duty, provide such bona fide offers with access to the Partnership's and GHI's books and records for due diligence purposes. If MRC-85 determines that an offer to purchase its assets is acceptable MRC-85 will prepare a plan of liquidation and submit such plan to the Partnership's partners for approval. Also in connection with the settlement, the plaintiffs will release all claims they may have arising out of the tender offers. The Partnership is currently in the process of retaining an investment advisor to assist in the sale of the assets. It is expected that the Partnership will begin marketing its properties pursuant to the terms of the settlement during the second half of 1996.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1996.

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





                                 GROWTH HOTEL INVESTORS


                                 By: MONTGOMERY REALTY COMPANY-85,
                                     Its General Partner

                                 By: NPI REALTY MANAGEMENT CORP.
                                     Its Managing General Partner

                                  By:/s/William H. Jarrard, Jr.
                                     William H. Jarrard, Jr.
                                     President and Director

                                 By: /s/Ronald Uretta
                                     Ronald Uretta
                                     Principal Financial Officer
                                     and Principal Accounting Officer


                                 Date: August 14, 1996