Form 10-Q
period 1996-09-30
GROWTH HOTEL INVESTORS
filed 1996-11-13
CIK 769129

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


              For the quarterly period ended September 30, 1996


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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                             GROWTH HOTEL INVESTORS

                            CONSOLIDATED BALANCE SHEETS
                          (in thousands, except unit data)


                                                 September 30, December 31,
                                                      1996         1995
                                                  (Unaudited)     (Note)

Assets
  Cash and cash equivalents                         $  4,884     $  3,600
  Restricted cash                                        252          189
  Deferred costs                                         674          739
  Receivables and other assets                           285          231
  Investment in unconsolidated joint venture           8,440        8,153
  Investment properties:
   Land                                                3,098        3,098
   Buildings and related personal property            20,995       20,234
                                                      24,093       23,332
 Less accumulated depreciation                        (9,402)      (8,734)
                                                      14,691       14,598

 Total assets                                       $ 29,226     $ 27,510

Liabilities and Partners' Equity
Liabilities
  Accounts payable and other liabilities            $    713     $    562
  Notes payable                                        5,417        5,433

Minority interest in joint ventures                       56           76

Partners' Equity (Deficit):
  General partner                                       (923)      (1,034)
  Limited partners' (36,932 units outstanding
    at September 30, 1996 and
      December 31, 1995)                              23,963       22,473
 Total partners' equity                               23,040       21,439

 Total liabilities and partners' equity             $ 29,226     $ 27,510


Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   See Notes to Consolidated Financial Statements


b)                              GROWTH HOTEL INVESTORS

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    1996         1995         1996         1995
Revenues:
 Hotel operations               $   2,323     $  2,384    $   6,046    $   6,254
 Equity in unconsolidated
   joint venture operations           614          708        1,759        1,732
 Interest revenue                      33           31          101          112
   Total revenues                   2,970        3,123        7,906        8,098

Expenses:
 Hotel operations                   1,428        1,331        3,849        3,637
 Interest                             150          206          495          615
 Depreciation                         236          185          668          518
 General and administrative           138           80          519          307
   Total expenses                   1,952        1,802        5,531        5,077

Net income before minority
 interest in joint ventures'
 operations                         1,018        1,321        2,375        3,021

Minority interest in joint
 ventures' operations                  11          (13)          20          (35)

Net income                      $   1,029    $   1,308     $  2,395    $   2,986

Net income allocated to
 general partner                $      71    $      91     $    166    $     209
Net income allocated to
 limited partners                     958        1,217        2,229        2,777
                                $   1,029    $   1,308     $  2,395    $   2,986
Net income per limited
 partnership unit               $   25.94    $   32.93     $  60.35    $   75.19
Cash distributions per
 limited partnership unit       $      --    $      --     $  20.00    $   20.85

                    See Notes to Consolidated Financial Statements


c)                                GROWTH HOTEL INVESTORS

                   CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) EQUITY
                                       (Unaudited)
                             (in thousands, except unit data)

                                      Limited      General      Limited
                                    Partnership   Partner's    Partners'      Total
                                        Units      Deficit       Equity       Equity
Partners' (deficit) equity at
  December 31, 1995                   36,932       $ (1,034)   $  22,473    $  21,439

Net income for the nine months
  ended September 30, 1996                --            166        2,229        2,395

Cash distributions for the nine
  months ended September 30, 1996         --            (55)        (739)        (794)

Partners' (deficit) equity at
  September 30, 1996                  36,932      $    (923)   $  23,963    $  23,040

                      See Notes to Consolidated Financial Statements

d)                                GROWTH HOTEL INVESTORS

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                            1996         1995
Cash flows from operating activities:
   Net income                                           $  2,395     $   2,986
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                             733           585
   Equity in unconsolidated joint venture
     operations                                           (1,759)       (1,732)
   Minority interest in joint ventures' operations           (20)           35
   Deferred income                                            --           (38)
   Deferred costs paid                                        --          (775)
   Change in accounts:
     Receivables and other assets                            (55)         (209)
     Accounts payable and other liabilities                  151           (88)

        Net cash provided by operating activities          1,445           764

Cash flows from investing activities:
   Properties and improvements additions                    (761)       (1,162)
   Unconsolidated joint venture distributions              1,473         1,596
   Restricted cash (increase) decrease                       (63)           72

       Net cash provided by investing activities             649           506

Cash flows from financing activities:
   Cash distributions to partners                           (794)         (825)
   Notes payable principal payments                          (16)          (25)

        Net cash used in financing activities               (810)         (850)

Net increase in cash and cash equivalents                  1,284           420

Cash and cash equivalents at beginning of period           3,600         4,899

Cash and cash equivalents at end of period              $  4,884      $  5,319

Supplemental information:
  Interest paid                                         $    445      $    615


                      See Notes to Consolidated Financial Statements

e)
                                  GROWTH HOTEL INVESTORS

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Growth Hotel Investors (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corp. ("NPI Realty" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The general partner of the Partnership is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty. On February 13, 1996, NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85.

On January 19, 1996, all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of both NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and NPI Realty was acquired by an affiliate of Insignia Financial Group, Inc. ("Insignia"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI Realty. The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                     For the Nine Months Ended
                                                            September 30,
                                                          1996          1995

Reimbursement for services of affiliates (included
  in general and administrative expenses)              $180,000       $90,000


NOTE C - RESTRICTED CASH

Restricted cash at September 30, 1996, and December 31, 1995, represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, to meet future capital requirements and debt service payments.


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

The buyout of the service contract is being amortized over the remaining term of the services agreement of 10 years. For the nine months ended September 30, 1996, $58,000 has been amortized and is included in general and administrative expenses.

NOTE E - DISTRIBUTIONS

The Partnership made a distribution in June 1996 of approximately $794,000, including $739,000 distributed to the limited partners ($20 per limited partnership unit) and $55,000 to the general partner.

NOTE F - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The following are the condensed balance sheets as of September 30, 1996, and December 31, 1995, and condensed statements of operations for the three and nine month periods ended September 30, 1996 and 1995, for the Partnership's investment in Growth Hotel Investors Combined Fund No. 1 (the "Combined Fund"), which is reported under the equity method of accounting.

                      GROWTH HOTEL INVESTORS COMBINED FUND NO. I

                               CONDENSED BALANCE SHEETS
                                    (in thousands)


                                               September 30,   December 31,
                                                   1996            1995
                                                (Unaudited)       (Note)

Assets
  Cash and cash equivalents                    $    3,958     $    3,657
  Restricted cash                                      64            570
  Deferred costs and other assets                   1,666          1,100

  Investment Properties
   Land                                            10,369         10,369
   Buildings and related personal property         79,260         77,031
   Less: Accumulated depreciation                 (30,331)       (27,313)
   Investment properties, net                      59,298         60,087
Total assets                                   $   64,986     $   65,414

Liabilities and Partners' Equity
Liabilities
  Accounts payable and other liabilities       $    1,658     $    1,552
  Due to an affiliate of the joint
   venture partner                                    705            756
  Notes payable                                    40,343         40,836

Minority interest in consolidated
   joint venture                                   (4,931)        (4,037)

Partners' Equity
  GHI                                               8,440          8,153
  GHI II                                           18,771         18,154
Total partners' equity                             27,211         26,307

Total Liabilities and Partners' Equity         $   64,986     $   65,414

Note: The balance sheet at December 31, 1995, was derived from audited financial statements at such date.


                      GROWTH HOTEL INVESTORS COMBINED FUND NO. 1
                           CONDENSED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                                     (in thousands)

                                     Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                    1996          1995           1996         1995
Revenues                         $ 10,607       $ 10,149      $  29,793     $  28,489

Expenses                           (8,570)        (8,220)       (24,537)      (23,030)

Income before minority
 interest in joint
 venture's operations               2,037          1,929          5,256         5,459

Minority interest in joint
 venture's operations                (102)                          287             1
                                                     305
Net income                       $  1,935       $  2,234      $   5,543     $   5,460

Allocation of income:
  GHI                            $    614       $    708      $   1,759     $   1,732
  GHI II                            1,321          1,526          3,784         3,728

Net income                       $  1,935       $  2,234      $   5,543     $   5,460


ITEM 2.   MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS


INVESTMENT PROPERTIES:

A description of the hotel properties in which the Partnership has an ownership interest, together with occupancy and room rate data follows:

                                           Average             Average Daily
                                        Occupancy Rate           Room Rate
                                   For Nine Months Ended  For Nine Months Ended
                                         September 30,          September 30,
Name and Location                      1996        1995       1996        1995

Growth Hotel Investors:

Hampton Inn-Syracuse                   59%         64%      $ 59.51    $ 54.82
East Syracuse, New York

Hampton Inn-Brentwood                  82%         83%        69.21      60.89
Nashville, Tennessee

Hampton Inn-Aurora                     74%         82%        59.20      56.84
Aurora, Colorado

Hampton Inn-Albuquerque North          74%         84%        56.67      54.99
Albuquerque, New Mexico

Growth Hotel Investors
 Combined Fund No. 1:

Hampton Inn-Memphis I40 East           78%         82%        53.91      53.20
Memphis, Tennessee

Hampton Inn-Columbia-West              79%         85%        59.45      54.05
West Columbia, South Carolina

Hampton Inn-Spartanburg                65%         72%        54.13      47.27
Spartanburg, South Carolina

Hampton Inn-Little Rock, North         79%         82%        52.56      48.64
North Little Rock, Arkansas

Hampton Inn-Amarillo                   69%         78%        54.54      51.14
Amarillo, Texas


INVESTMENT PROPERTIES: (continued)


                                           Average            Average Daily
                                        Occupancy Rate          Room Rate
                                   For Nine Months Ended  For Nine Months Ended
                                        September 30,          September 30,
Name and Location                      1996        1995       1996        1995

Growth Hotel Investors
 Combined Fund No. 1:
          (continued)

Hampton Inn-Greenville                 78%         81%     $  58.80   $  52.10
Greenville, South Carolina

Hampton Inn-Charleston-Airport         80%         79%        55.82      53.70
North Charleston, South Carolina

Hampton Inn-Memphis-Poplar             84%         86%        67.39      64.34
Memphis, Tennessee

Hampton Inn-Greensboro                 83%         89%        63.69      57.54
Greensboro, North Carolina

Hampton Inn-Birmingham                 78%         84%        61.11      58.42
Birmingham, Alabama

Hampton Inn-Atlanta-Roswell            78%         84%        67.49      58.43
Roswell, Georgia

Hampton Inn-Chapel Hill                87%         88%        61.97      55.90
Chapel Hill, North Carolina

Hampton Inn-Dallas-Richardson          80%         78%        56.71      50.39
Richardson, Texas

Hampton Inn-Nashville-                 83%         90%        67.61      61.98
 Briley Parkway
Nashville, Tennessee

Hampton Inn-San Antonio-Northwest      67%         67%        59.38      58.85
San Antonio, Texas

Hampton Inn-Madison Heights            75%         73%        59.08      53.56
Madison Heights, Michigan

Hampton Inn-Mountain Brook             81%         79%        62.75      57.95
Birmingham, Alabama

Hampton Inn-Northlake                  76%         82%        62.94      54.39
Atlanta, Georgia

The Partnership's net income for the three and nine month periods ended
September 30, 1996, was approximately $1,029,000 and $2,395,000, respectively, as compared to $1,308,000 and $2,986,000, respectively, for the corresponding periods of 1995. The decrease in net income is attributable to a decrease in hotel operations revenue and an increase in general and administrative expenses, hotel operating expenses, and depreciation expense. The decrease in hotel operations revenue is due to decreases in occupancy at the Partnership's
Syracuse, Albuquerque and Aurora properties. The decrease in occupancy at the properties was partially offset by increases in room rates. The decrease in occupancy at the Albuquerque property is related to the construction of new hotels in the area. The decrease in occupancy at Aurora was due to rooms being out of service for renovations. The decline in occupancy at Syracuse is due to the tough market conditions and competition in the area. There will be a decrease in the rates at Syracuse in an effort to increase occupancy. The increase in general and administrative expenses is due to an increase in professional fees and cost reimbursements. As noted in "Item 1, Note B -
Transactions with Affiliated Parties," the Partnership reimburses the Managing
General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended
September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. The increase in depreciation expense in 1996 is due to additions to property and improvements during the third and fourth quarters of 1995, as well as, the purchase of assets in 1996 related to renovations at the Partnership's Hampton Inn - Albuquerque property. Interest expense decreased during the nine month period ended September 30, 1996, due to the pay off of the mortgage encumbering the Hampton Inn-Brentwood property on December 1, 1995.

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

At September 30, 1996, the Partnership had unrestricted cash of $4,884,000 as compared to $5,319,000 at September 30, 1995. Net cash provided by operating activities increased due to the Partnership incurring costs of $775,000 during the first quarter of 1995 in relation to a buyout agreement as discussed in "Item 1. Financial Statements-Note D". Cash provided by investing activities increased for the nine month period ended September 30, 1996, due to a reduction in property improvements which was partially offset by a reduction in cash distributions received from the Partnership's unconsolidated joint venture and increases in restricted cash.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $5,417,000 includes mortgages with maturity dates in 1997. A balloon payment on the mortgage encumbering the Partnership's Hampton Inn - Aurora property is due in January 1997 in the amount of approximately $3,046,000. The Partnership's Hampton Inn - Albuquerque has a balloon payment due in May 1997, in the amount of approximately $2,375,000. The mortgages encumbering the Partnership's unconsolidated joint venture, the Combined Fund's, Hampton Inn-Mountain Brook and Hampton Inn-Northlake properties in the amounts of $2,554,000 and $2,376,000, respectively matured on August 1, 1996. The Managing General Partner has been successful in extending the Hampton
Inn-Northlake loan. The extension for the Hampton Inn-Mountain Brook loan is still in the process of negotiation, however, the Managing General Partner is confident that it will be granted. The Combined Fund has balloon payments due in December 1996 of approximately $35,323,000. The Managing General Partner is discussing with the lender options for extending these mortgages, however, there can be no assurance that this will be achieved in which case, the properties will either be sold, or could be foreclosed. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. A cash distribution was made in the second quarter of 1996 totalling $794,000 of which $739,000 was distributed to the limited partners and $55,000 was distributed to the general partner.

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

On March 13, 1996, the Partnership received a letter advising that the Partnership's and Growth Hotel Investors II ("GHI II") joint venture partner in certain of the hotel properties was offering $147,000,000 in cash for all 28 hotel properties directly or indirectly owned by the Partnership and GHI II.
See "Amendment No. 2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2" is hereby incorporated by reference herein. By the terms of the offer, the offer expired on March 31, 1996. The Managing
General Partner determined that before the offer could be recommended, if at all, to the Partnership's limited partners, further analysis of the hotel properties and their value was needed.

The Partnership and GHI II (The Partnership's joint venture partner in the Combined Fund) have begun marketing their properties for sale as required by the settlement agreement entered into in connection with the class action brought in February 1996 relating to the Offer. The Managing General Partner has retained an investment advisor to assist in the sale of these properties. Pursuant to its joint venture agreements with Hampton Inns, Inc. ("Hampton"), the Partnership notified Hampton in writing on October 22, 1996 of its intention to sell the eighteen Hampton Inn properties owned by Hampton/GHI Associates No. 1, and the North-Dallas Hampton Inn owned by Hampton/GHI Associates No. 2 on certain terms and conditions. Hampton has thirty days from receipt of the letter to accept or decline the offers. In the event that Hampton rejects or fails to timely accept these offers, the Managing General Partner will have the right to enter into one or more agreements with any third party purchaser or purchasers for the sale of the hotels on terms not more favorable to the purchaser than the terms set forth in the letters.

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


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



                            GROWTH HOTEL INVESTORS


                            By: MONTGOMERY REALTY COMPANY-85,
                                Its General Partner

                            By: NPI REALTY MANAGEMENT CORP.
                                Its Managing General Partner

                            By: /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director

                            By: /s/Ronald Uretta
                                Ronald Uretta
                                Principal Financial Officer
                                and Principal Accounting Officer


                            Date: November 13, 1996


