Form 10-K
period 1996-12-31
GROWTH HOTEL INVESTORS
filed 1997-03-17
CIK 769129

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the fiscal year ended December 31, 1996, or
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from.............to.............

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

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                     29602
   (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:    (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

No established trading market for the Limited Partnership Units exists and therefore a current market value for such Units cannot be readily determined.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:
(1) Prospectus of the Registrant dated August 14, 1985, and thereafter supplemented, incorporated in Parts I and IV.

(2) Items 2-4 and 8 of the Schedule 14D-9 of the Registrant, as filed with the Securities and Exchange Commission on February 29, 1996, as amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on March 7, 1996 and as further amended by Amendment No. 2 thereto filed with the Securities and Exchange Commission on March 14, 1996 incorporated in Parts I and II.

                             GROWTH HOTEL INVESTORS
                        a California Limited Partnership

                                     PART I

Item 1.   Business

Growth Hotel Investors, a California Limited Partnership (the "Registrant" or the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. The managing general partner of the Registrant is Montgomery Realty Company-85 ("MRC-85" or the "Managing General Partner"), a California general partnership of which NPI Realty Management Corp. ("NPI Realty"), a Florida corporation, is the managing general partner, and Fox Realty Investors ("FRI"), a California general partnership, is the co-general partner. On November 15, 1995, Montgomery Realty Corporation, a California corporation, withdrew as a general partner of MRC-85 and NPI Realty was admitted as a general partner. In February 1996, NPI Realty became the managing general partner of MRC-85. Prior to February 1996, FRI was the managing general partner of MRC-85. NPI Realty and the managing general partner of FRI are wholly-owned subsidiaries of National Property Investors, Inc., a Delaware corporation ("NPI, Inc.").

The Registrant's Registration Statement on Form S-11 (No. 2-97836) filed pursuant to the Securities Act of 1933, as amended (the "Act"), was declared effective by the Securities and Exchange Commission (the "Commission") on August 14, 1985. The Registrant marketed its securities pursuant to its Prospectus dated August 14, 1985 and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Act.

The principal business of the Registrant is to acquire, primarily through joint ventures, hold for investment, and ultimately sell hotels. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the Registrant's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

Beginning in October 1985 through May 15, 1986, the Registrant offered and sold $36,932,000 in Limited Partnership Assignee Units ("Units" or "Limited Partnership Assignee Units"). The net proceeds of this offering were used to purchase initially, through joint ventures, interests in twenty-three hotels, including eighteen acquired through a joint venture, Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership ("Combined Fund"), with Growth Hotel Investors II, a California limited partnership ("GHI II") affiliated with the Registrant's managing general partner. See Item 2 below for a description of the Registrant's properties. The Combined Fund has a controlling interest in the eighteen hotels acquired. The acquisition activities of the Registrant were completed on September 15, 1988, and since that time the principal activity of the Registrant has been managing its portfolio. The Registrant's original property portfolio was geographically diversified with properties located in twelve states. In 1988, Mariner/GHI Associates No. 1, a 50 percent owned joint venture, which joint venture owned the Hampton Inn-Albuquerque North, was terminated and the Registrant was assigned the joint venture partner's interest in the property. In 1990 the Registrant purchased its joint venture partner's 50 percent interest in the Hampton Inn-Brentwood. In 1991, the Registrant converted its joint venture partner's 48 percent general partnership interest in the Hampton Inn Syracuse joint venture into a limited partnership interest. In 1994, the joint venture which owned the Hampton Inn-Elk Grove lost its property through foreclosure.

On October 2, 1995, the Registrant was granted the option to acquire its joint venture partner's interest in Aurora/GHI Associates No. 1, the joint venture which owns the Hampton Inn-Aurora for $150,000. The Registrant has not yet acquired such interest. It is expected that such interest will be acquired prior to the sale of the Registrant's properties.

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

Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Registrant.

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

The Registrant is affected by and subject to the general competitive conditions of the lodging industry. In addition, each of the Registrant's properties competes in an area which normally contains numerous other properties. In 1996, markets in many areas remained depressed due in part to overbuilding and a general reduction in travel which continues to depress lodging rental rates. However, the moderately priced, limited service segment of the lodging industry, which the Registrant's properties are part of, has strengthened due to travelers economizing, allowing occupancy and rates, in general, to increase. An over-supply of lodging properties, including those held by banks, savings institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation, may affect the ability of the Registrant to sell its properties and their sales prices.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates administration of all partnership activities. The Partnership Agreement provides for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The Registrant's affairs were managed by Metric Management, Inc. ("MMI") or its predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Registrant's general partner assumed responsibility for the cash management of the Registrant as of December 23, 1993, and for investor relations services as of April 1, 1994.

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

On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell all of the issued and outstanding common stock of NPI, Inc. to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The transaction was consummated on January 19, 1996. All of the funds used by Insignia and its affiliates in consummating such transaction were drawn under a revolving credit facility established for the benefit of Insignia with First Union National Bank of South Carolina as Administrative Agent and Lehman Commercial Paper, Inc. as Syndication Agent. Upon the Closing, the officers and directors of NPI, Inc., NPI Equity II and NPI Realty resigned and Insignia caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

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

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Units at a purchase price of $705.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule 14D-9 filed with the Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amended by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No. 2" thereto, as filed with the Commission on March 14, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired 13,396 units with respect to this offer.

On March 13, 1996, the Partnership received a letter advising that the Partnership's and GHI II's joint venture partner in certain of the hotel properties was offering $147,000,000 in cash for all 28 hotel properties directly or indirectly owned by the Partnership and GHI II. See "Amendment No. 2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2" is hereby incorporated by reference herein. By the terms of the offer, the offer expired on March 31, 1996. The Managing General Partner determined that before the offer could be recommended, if at all, to the Partnership's limited partners, further analysis of the hotel properties and their value was needed.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed above, the Partnership and GHI II, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and GHI II retained Bear, Stearns & Co. Inc. to assist in the marketing of such properties. As of March 14, 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest, GHI II, and the joint ventures in which GHI II has a controlling interest, and Equity Inns Partnership, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-two hotels described herein as well as six additional hotels owned directly or indirectly by GHI II for an aggregate purchase price of $182 million, subject to adjustment. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI II receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Partnership and GHI II. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.

Item 2.   Properties

The following table sets forth the Partnership's investments in properties:


                                                   Date of
Property                                          Purchase               Use
Growth Hotel Investors

Hampton Inn-Syracuse (1) (2)                       12/85         Hotel / 117 rooms
   East Syracuse, New York

Hampton Inn - Brentwood (3)                        12/85         Hotel / 114 rooms
   Nashville, Tennessee

Hampton Inn - Aurora (1)                           12/86         Hotel / 132 rooms
   Aurora, Colorado

Hampton Inn - Albuquerque North (4)                04/87         Hotel / 125 rooms
   Albuquerque, New Mexico

Growth Hotel Investors
Combined Fund No. 1 (5)

Hampton Inn-Memphis-I-40 East(6)                   12/86         Hotel / 117 rooms
  Memphis, Tennessee

Hampton Inn-Columbia-West                          12/86         Hotel / 121 rooms
  West Columbia, South Carolina

Hampton Inn-Spartanburg                            12/86         Hotel / 112 rooms
 Spartanburg, South Carolina

Hampton Inn-Little Rock-North                      12/86         Hotel / 123 rooms
 North Little Rock, Arkansas

Hampton Inn-Amarillo                               12/86         Hotel / 116 rooms
  Amarillo, Texas

Hampton Inn-Greenville                             12/86         Hotel / 123 rooms
  Greenville, South Carolina

Hampton Inn-Charleston-Airport                     12/86         Hotel / 125 rooms
  North Charleston, South Carolina

Hampton Inn-Memphis-Poplar                         12/86         Hotel / 126 rooms
  Memphis, Tennessee

Hampton Inn-Greensboro                             12/86         Hotel / 121 rooms
  Greensboro, North Carolina

                                                  Date of
Property                                         Purchase                  Use
Growth Hotel Investors
Combined Fund No. 1(5) (continued)

Hampton Inn-Birmingham                             12/86            Hotel / 123 rooms
  Birmingham, Alabama

Hampton Inn-Atlanta-Roswell                        03/87            Hotel / 129 rooms
  Roswell, Georgia

Hampton Inn-Chapel Hill                            03/87            Hotel / 122 rooms
  Chapel Hill, North Carolina

Hampton Inn-Dallas-Richardson                      03/87            Hotel / 130 rooms
  Richardson, Texas

Hampton Inn-Nashville
  -Briley Parkway(6)                               03/87            Hotel / 120 rooms
  Nashville, Tennessee

Hampton Inn-San Antonio-Northwest                  06/87            Hotel / 123 rooms
  San Antonio, Texas

Hampton Inn-Madison Heights                        12/87            Hotel / 126 rooms
  Madison Heights, Michigan

Hampton Inn-Mountain Brook(6)                      12/87            Hotel / 131 rooms
  Birmingham, Alabama

Hampton Inn-Northlake(6)                           09/88            Hotel / 130 rooms
  Atlanta, Georgia

(1) Property is owned by a joint venture in which the Registrant has a controlling interest.
(2) In January 1991, the Registrant allowed its joint venture partner to convert its 48 percent general partnership interest into a limited partnership interest.
(3) In July 1990, the Registrant purchased its joint venture partner's 50 percent interest in the joint venture.
(4) In July 1988, the joint venture which owned this property was terminated and the Registrant was assigned the joint venture partner's interest in the property.
(5) The Registrant and an affiliated partnership have invested in a joint venture, Growth Hotel Investors Combined Fund No. 1 ("Combined Fund"), which has the majority interest in the properties listed. The affiliated partnership has the majority interest in the Combined Fund.
(6 )The property is subject to a land lease extending as follows:

                                                         Year          Option
                                                         Lease         Period
Property                                                Expires       (Years)

Hampton Inn - Memphis-I-40 East                          2004            20
Hampton Inn - Nashville-Briley Parkway                   2006            20
Hampton Inn - Mountain Brook                             2007            50
Hampton Inn - Northlake                                  2008            40

Schedule of Properties:
(dollar amounts in thousands)

Growth Hotel Investors:

                                  Gross
                                Carrying  Accumulated                    Federal
            Property              Value   Depreciation   Rate   Method  Tax Basis
Hampton Inn - Syracuse           $ 5,307   $ 2,127    5-39 yrs    S/L   $ 2,173
Hampton Inn - Brentwood            5,879     2,270    5-39 yrs    S/L     3,177
Hampton Inn - Aurora               7,458     3,237    5-39 yrs    S/L     3,052
Hampton Inn - Albuquerque North    5,933     2,041    5-39 yrs    S/L     4,024

     Total                       $24,577   $ 9,675                      $12,426


Growth Hotel Investors Combined
Fund No. 1:
Hampton Inn - Memphis-I-40 East      $ 4,379    $ 1,769     5-30 yrs    S/L   $ 2,130
Hampton Inn - Columbia-West            4,807      1,845     5-30 yrs    S/L     2,377
Hampton Inn - Spartanburg              4,177      1,616     5-39 yrs    S/L     2,058
Hampton Inn - Little Rock-North        4,701      1,600     5-39 yrs    S/L     2,496
Hampton Inn - Amarillo                 2,707        919     5-39 yrs    S/L     1,388
Hampton Inn - Greenville               4,587      1,608     5-30 yrs    S/L     2,401
Hampton Inn - Charleston-Airport       5,023      1,808     5-39 yrs    S/L     2,577
Hampton Inn - Memphis-Poplar           6,300      2,006     5-30 yrs    S/L     3,643
Hampton Inn - Greensboro               4,559      1,600     5-39 yrs    S/L     2,422
Hampton Inn - Birmingham               5,269      1,757     5-30 yrs    S/L     2,835
Hampton Inn - Atlanta-Roswell          5,734      1,621     5-30 yrs    S/L     4,097
Hampton Inn - Chapel Hill              4,851      1,445     5-30 yrs    S/L     3,433
Hampton Inn - Dallas-Richardson        5,826      1,542     5-30 yrs    S/L     4,264
Hampton Inn - Nashville-Briley Parkway 4,773      1,728     5-30 yrs    S/L     2,982
Hampton Inn - San Antonio-Northwest    5,198      1,523     5-30 yrs    S/L     3,594
Hampton Inn - Madison Heights          6,939      2,454     5-30 yrs    S/L     4,421
Hampton Inn - Mountain Brook           5,481      2,380     5-30 yrs    S/L     3,051
Hampton Inn - Northlake                4,949      2,179     5-30 yrs    S/L     2,835

    Total                            $90,260    $31,400                       $53,004

See "Note A" of the financial statements included in "Item 8." for a description of the Partnership's depreciation policy.

Schedule of Mortgages:
(dollar amounts in thousands)


Growth Hotel Investors:
                                   Principal
                                  Balance at                                Principal
                                 December 31,  Interest  Period  Maturity  Balance Due
Property                             1996        Rate   Amortized  Date    At Maturity
Hampton Inn -
  Syracuse                         $    --       N/A       N/A     N/A      $    --
Hampton Inn -
  Brentwood                             --       N/A       N/A     N/A           --
Hampton Inn -
  Aurora                             3,037      10.5%    30 yrs    1/98       3,037
Hampton Inn -
  Albuquerque North                  2,375       10%      None     8/97       2,375

      Total                        $ 5,412                                  $ 5,412


Growth Hotel Investors Combined
Fund No. 1
Hampton Inn -
  Memphis-I-40 East (1)            $ 1,771      10.00%   30 yrs    7/97     $ 1,757
Hampton Inn -
  Columbia-West (1)                  2,062      10.00%   30 yrs    7/97       2,045
Hampton Inn -
  Spartanburg (1)                    1,767      10.00%   30 yrs    7/97       1,753
Hampton Inn -
  Little Rock-North (1)              2,015      10.00%   30 yrs    7/97       1,999
Hampton Inn -
  Amarillo (1)                       1,120      10.00%   30 yrs    7/97       1,112
Hampton Inn -
  Greenville (1)                     2,054      10.00%   30 yrs    7/97       2,037
Hampton Inn -
  Charleston-Airport (1)             2,144      10.00%   30 yrs    7/97       2,127
Hampton Inn -
  Memphis-Poplar (1)                 2,798      10.00%   30 yrs    7/97       2,775
Hampton Inn -
  Greensboro (1)                     1,982      10.00%   30 yrs    7/97       1,966
Hampton Inn -
  Birmingham (1)                     2,426      10.00%   30 yrs    7/97       2,406
Hampton Inn -
  Atlanta-Roswell (1)                2,643      10.00%   30 yrs    7/97       2,622
Hampton Inn -
  Chapel Hill (1)                    2,257      10.00%   30 yrs    7/97       2,238
Hampton Inn -
  Dallas-Richardson (1)              2,769      10.00%   30 yrs    7/97       2,746
Hampton Inn -
  Nashville-Briley Parkway (1)       2,183      10.00%   30 yrs    7/97       2,165
Hampton Inn -
  San Antonio-Northwest (1)          2,451      10.00%   30 yrs    7/97       2,432
Hampton Inn -
  Madison Heights (1)                2,834      10.00%   30 yrs    7/97       2,811
Hampton Inn -
  Mountain Brook                     2,543      7.63%    30 yrs    8/97       2,516
Hampton Inn -
  Northlake                          2,366      7.63%    30 yrs    8/97       2,340

      Total                        $40,185                                  $39,847

(1) The Partnership mortgages encumbering these hotels are cross collateralized. The principal balance due at maturity is approximately $34,991,000.

The following chart sets forth the occupancy rate at the Registrant's properties for years ended December 31, 1996, 1995 and 1994:


                                                              Average
                                                        Occupancy Rate (%)
                                                        for the Year Ended
                                                           December 31,
                                               1996         1995         1994
Property:
Growth Hotel Investors:

Hampton Inn-Syracuse                            57%            60%        71%
Hampton Inn-Brentwood                           78%            82%        86%
Hampton Inn-Aurora                              71%            79%        78%
Hampton Inn-Albuquerque North                   73%            80%        85%


Growth Hotel Investors Combined
  Fund No. 1:

Hampton Inn-Memphis-I-40 East                   77%            80%        82%
Hampton Inn-Columbia-West                       76%            81%        84%
Hampton Inn-Spartanburg                         63%            69%        70%
Hampton Inn Little Rock-North                   78%            79%        78%
Hampton Inn-Amarillo                            66%            75%        77%
Hampton Inn-Greenville                          77%            81%        80%
Hampton Inn-Charleston-Airport                  75%            76%        80%
Hampton Inn-Memphis-Poplar                      83%            84%        87%
Hampton Inn-Greensboro                          80%            86%        87%
Hampton Inn-Birmingham                          76%            82%        83%
Hampton Inn-Atlanta-Roswell                     73%            82%        82%
Hampton Inn-Chapel Hill                         85%            87%        82%
Hampton Inn-Dallas-Richardson                   76%            78%        76%
Hampton Inn-Nashville-Briley Parkway            81%            87%        88%
Hampton Inn-San Antonio-Northwest               63%            62%        72%
Hampton Inn-Madison Heights                     73%            71%        72%
Hampton Inn-Mountain Brook                      78%            79%        80%
Hampton Inn-Northlake                           74%            81%        76%


The following chart sets forth the average daily room rates at the Registrant's properties for the years ended December 31, 1996, 1995 and 1994:

                                                              Average
                                                        Daily Room Rates (%)
                                                         for the Year Ended
                                                            December 31,
                                                1996         1995         1994
Property:
Growth Hotel Investors:

Hampton Inn-Syracuse                           $59.99       $54.76        $50.61
Hampton Inn-Brentwood                           69.09        62.26         54.42
Hampton Inn-Aurora                              59.24        56.04         52.00
Hampton Inn-Albuquerque North                   57.26        54.97         52.37


Growth Hotel Investors Combined
  Fund No. 1:

Hampton Inn-Memphis-I-40 East                  $54.40       $53.49        $50.32
Hampton Inn-Columbia-West                       59.13        54.42         51.17
Hampton Inn-Spartanburg                         54.15        47.83         42.89
Hampton Inn Little Rock-North                   52.59        48.79         45.52
Hampton Inn-Amarillo                            53.39        50.55         47.12
Hampton Inn-Greenville                          59.19        52.30         47.62
Hampton Inn-Charleston-Airport                  56.14        53.48         50.16
Hampton Inn-Memphis-Poplar                      67.46        64.64         60.18
Hampton Inn-Greensboro                          64.12        57.99         51.50
Hampton Inn-Birmingham                          61.12        58.65         55.01
Hampton Inn-Atlanta-Roswell                     66.70        58.54         54.17
Hampton Inn-Chapel Hill                         62.30        56.14         50.95
Hampton Inn-Dallas-Richardson                   57.15        50.82         46.63
Hampton Inn-Nashville-Briley Parkway            67.33        62.03         56.98
Hampton Inn-San Antonio-Northwest               57.87        57.67         57.19
Hampton Inn-Madison Heights                     59.58        54.04         51.21
Hampton Inn-Mountain Brook                      63.02        58.17         54.92
Hampton Inn-Northlake                           61.84        54.86         52.33


Real estate taxes and rates in 1996 for each property were:

                                                   1996             1996
                                                  Billing           Rate

Growth Hotel Investors :

Hampton Inn-Syracuse                             $144,463          23.39%
Hampton Inn-Brentwood                              46,048           4.50%
Hampton Inn-Aurora                                 80,767           9.79%
Hampton Inn-Albuquerque North                      37,755           4.24%

Growth Hotel Investors Combined
  Fund No. 1:

Hampton Inn-Memphis-I-40 East                    $ 92,604           3.18%
Hampton Inn-Columbia-West                          32,373          26.85%
Hampton Inn-Spartanburg                            29,274          26.83%
Hampton Inn Little Rock-North                      22,600           5.95%
Hampton Inn-Amarillo                               68,224           2.16%
Hampton Inn-Greenville                             75,943          29.67%
Hampton Inn-Charleston-Airport                     55,684          22.66%
Hampton Inn-Memphis-Poplar                        125,349           3.18%
Hampton Inn-Greensboro                             39,791           1.24%
Hampton Inn-Birmingham                             64,361           9.26%
Hampton Inn-Atlanta-Roswell                        60,950           3.55%
Hampton Inn-Chapel Hill                            76,512           1.78%
Hampton Inn-Dallas-Richardson                      98,719           1.57%
Hampton Inn-Nashville-Briley Parkway               55,433           4.50%
Hampton Inn-San Antonio-Northwest                  74,163           2.15%
Hampton Inn-Madison Heights                        83,993           2.65%
Hampton Inn-Mountain Brook                         71,562           9.90%
Hampton Inn-Northlake                              52,909           4.15%



Item 3.    Legal Proceedings

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

On February 21, 1996, William and Mildred Wallace, holders of Units of the Registrant and Edith G. Martin and Paul and Gwen Allemang, holders of Units of GHI II, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Registrant and GHI II, in the Supreme Court of the Sate of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of the Registrant and up to 21,000 partnership Units of GHI II which commenced February 15, 1996. The action alleged, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which sought to be brought as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount. In connection with the settlement discussed below, this action has been discontinued.

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

On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace and the R&S Partners Actions agreed in principle to settle these actions, which settlement has subsequently received final court approval. In connection with the settlement MRC-85 agreed to take such actions as are reasonably necessary and consistent with its fiduciary duties to procure offers for the purchase of the Partnership's and GHI II's assets which maximize the value of the limited partner assignee units. MRC-85 further agreed to deal fairly and in good faith with persons expressing an interest in making a bona fide offer to purchase such assets and, subject to its fiduciary duty, provide such bona fide offers with access to the Partnership's and GHI II's books and records for due diligence purposes. MRC-85 also agreed that if it determined that an offer to purchase its assets is acceptable, MRC-85 will prepare a plan of liquidation and submit such plan to the Partnership's partners for approval. Also in connection with the settlement, the plaintiffs will release all claims they may have arising out of the tender offers. As required by the settlement, the Partnership and GHI II are coordinating with class counsel with respect to the sale of such assets and consent of limited partners. See "Item 1, Business" for information relating to the terms of the proposed sale of the Partnership and GHI II's assets.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of unit holders during the period covered by this Report.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No established trading market for Limited Partnership Assignee Units exists, nor is any expected to develop.

During the years ended December 31, 1996 and 1995, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


Distribution with                               Amount of Distribution
Respect to Quarter Ended                        Per Unit   (*)

                                                 1996               1995
March 31                                         $  0              $  0
June 30                                          $ 20              $ 20
September 30                                     $  0              $  0
December 31                                      $ 20              $ 20


(*) The amounts listed represent distributions of cash from operations and cash from sales. (See "Item 7, Management's Discussion and Analysis or Plan of Operation", for information relating to the Partnership's future distributions.)

As of December 31, 1996, there were 1,918 holders of record owning an aggregate of 36,932 Units.


Item 6.   Selected Financial Data

The following represents selected financial data for the Registrant for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. The data should be read in conjunction with "Item 8, Consolidated Financial Statements." This data is not covered by the independent auditors' report.

                                             For the Year Ended December 31,
                                          1996     1995    1994    1993     1992
                                         (Amounts in thousands except per unit data)
Total Revenues                           $ 9,831  $10,341 $10,049  $10,895  $  8,798

Income (Loss) Before Minority
  Interest in Joint Ventures'
  Operations and Extraordinary Item      $ 2,558  $ 3,556 $ 2,920  $ 2,716  $ (1,893)

Minority Interest In Joint Ventures'
  Operations                                  35      (28)    (36)     (36)       34

Extraordinary Item - Gain On
  Extinguishment Of Debt                      --       --     606       --        --

Net Income (Loss)                        $ 2,593  $ 3,528 $ 3,490  $  2,680 $ (1,859)


Net Income (Loss) Per Limited
  Partnership Assignee Unit (1):

Income (Loss) Before Extraordinary Item  $    65  $    89 $    73  $     68      (44)

Extraordinary Item - Gain On
  Extinguishment of Debt                      --       --      15        --       --

Net Income (Loss)                        $    65  $    89 $    88  $     68 $     44

Total Assets                             $28,422  $27,510 $27,898  $ 31,672 $ 29,908

  Notes Payable                          $ 5,412  $ 5,433 $ 7,655  $ 12,488 $ 12,518

Cash Distributions Per Limited
  Partnership Assignee Unit (actual
  amount based on admission to
  partnership)                           $    40  $    40 $    40  $    35  $     20

(1) $1,000 original contribution per unit, based on weighted average limited partnership assignee units outstanding during the period after allocation to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

All of the Registrant's properties are hotels. The Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. During 1996, the Registrant distributed $39.99 per unit to the holders of limited partnership units ($1,477,000 in total) and $110,000 to the general partner.

At December 31, 1996, the Partnership held unrestricted cash of approximately $4,644,000 compared to approximately $3,600,000 at December 31, 1995. Net cash provided by operating activities increased due to the payment of $775,000 during the first quarter of 1995 relating to a buyout agreement with the supervisory managing agent. Partially offsetting the increase in operating activities was the decrease in net income as discussed below. Net cash provided by investing activities decreased due to an increase in restricted cash. Net cash used in financing activities decreased due to the satisfaction of the note payable encumbering the Partnership's Hampton Inn-Brentwood property in 1995.

On December 1, 1995, the Registrant satisfied the first mortgage encumbering its Hampton Inn-Brentwood property in the amount of $2,186,000. The Note was due to mature in January 1996.

The mortgage on Partnership's Hampton Inn-Aurora property matured in January 1997. The Managing General Partner has obtained a one year extension. The mortgage on the Partnership's Hampton Inn-Albuquerque property matures in May 1997. The Managing General Partner will try to sell the property or refinance the debt of the property if the property is not sold.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed below, the Partnership and GHI II, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and GHI II retained Bear, Stearns & Co. Inc. to assist in the marketing of such properties. As of March 14, 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest, GHI II, and the joint ventures in which GHI II has a controlling interest, and Equity Inns Partnership, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to the Buyer agreed to purchase from these entities the twenty-two hotels described herein as well as six additional hotels owned directly or indirectly by GHI II for an aggregate purchase price of $182 million, subject to adjustment. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI II receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interest in the Partnership and GHI II. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.

The Managing General Partner plans to liquidate the partnership upon the sale of the investment properties, which include payment of debt. If the sale does not consummate as planned, the Managing General Partner plans to negotiate extensions for those encumbrances which will mature in 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $5,412,000 includes mortgages with maturity dates in 1997. The Partnership's Hampton Inn-Albuquerque has a balloon payment due in August 1997, in the amount of approximately $2,375,000. The mortgages encumbering the Partnership's unconsolidated joint venture, total approximately $40,185,000 at December 31, 1996. Two of the mortgages, Hampton Inn-Mountain Brook and Hampton Inn-Northlake, matured on August 1, 1996. The Managing General Partner has been successful in extending these mortgages to August 1, 1997. The unconsolidated joint venture's remaining mortgages of approximately $35,276,000 matured on December 1, 1996. The Managing General Partner has been successful in extending these loans until July 1, 1997. Cash distributions were made in the second and fourth quarters of 1996 and 1995 totaling $1,587,000, of which $1,477,000 was distributed to the limited partners and $110,000 was distributed to the general partner. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.

The Partnership is currently working on a product improvement plan (PIP) which is being coordinated with Hampton Inns, Inc. Under this plan capital expenditures and maintenance expenses may result in a material capital program during 1997, but no amount is available at this time. There are also certain routine capital expenditures and maintenance expenses which have been budgeted. These capital expenditures and maintenance expenses will be incurred with cash available from operations or from the capital reserve account.

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

Results of Operations

1996 Compared to 1995

The Partnership's net income as reported in the financial statements for the year ended December 31, 1996, was approximately $2,593,000 compared to net income of approximately $3,528,000 for the corresponding period of 1995 (see "Note I" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income). The decrease in net income is attributable to a decrease in hotel operating revenue, equity from unconsolidated joint ventures and interest revenue and an increase in hotel operations expenses, general and administrative expenses and depreciation expense. The decrease in hotel operations revenue is due to decreases in occupancy at the Partnership's Aurora and Albuquerque properties. The decrease in occupancy at the properties was partially offset by increases in average daily room rates. The decrease in occupancy at Aurora was due to rooms being out of service for renovations. The decrease in occupancy at the Albuquerque property is related to the construction of new hotels in the area. The decrease in interest revenue is due to a decrease in the average working capital available for investment. The increase in general and administrative expenses is due to an increase in professional fees, cost reimbursements and additional administrative costs associated with the potential sale of the properties and the liquidation of the Partnership. The increase in expense reimbursements during the year ended December 31, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partners K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. The increase in depreciation expense in 1996 is due to additions to property and improvements during the third and fourth quarters of 1995, as well as the purchase of assets in 1996 related to renovations at the Partnership's properties. Offsetting the items noted above is a decrease in interest expense due to the repayment of the mortgage encumbering the Hampton Inn-Brentwood property on December 1, 1995.

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

Unconsolidated Joint Venture Operations
(Growth Hotel Investors Combined Fund No. 1)

1996 Compared to 1995

Operating results, prior to minority interest in joint venture operations, declined by approximately $977,000 for the year ended December 31, 1996, as compared to 1995, due to an increase in expenses of approximately $2,148,000 which was partially offset by an increase in revenues of approximately $1,171,000. Expenses increased at all of the joint venture properties except for the Hampton Inn-Atlanta Roswell property, primarily due to higher maintenance expense at all of the properties. The maintenance expense increase is largely due to exterior painting projects at the Hampton Inn-Sycamore, Chapel Hill, Charleston, Birmingham, Nashville and Memphis properties. The increase in revenues is due to higher average daily room rates at all of the joint venture properties which was partially offset by a decline in occupancy.

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

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the hotel market environment of its investment properties to assess the feasibility of increasing rates, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rates and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of room rate reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Item 8.  Consolidated Financial Statements

GROWTH HOTEL INVESTORS

List of Financial Statements


      Independent Auditors' Report

      Consolidated Balance Sheets - December 31, 1996 and 1995

      Consolidated Statements of Operations-Years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Partners' Capital (Deficit)-Years ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows-Years ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements



To the Partners
Growth Hotel Investors,
a California Limited Partnership
Greenville, South Carolina


                          Independent Auditors' Report



We have audited the accompanying consolidated balance sheets of Growth Hotel Investors, a California Limited Partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Growth Hotel Investors, a California Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                               /s/ Imowitz Koenig & Co., LLP
                                               Certified Public Accountants


New York, N.Y.
February 28, 1997 except for Note N,
which is dated March 14, 1997.

                             GROWTH HOTEL INVESTORS

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         December 31,
                                                      1996          1995

Assets
  Cash and cash equivalents                       $  4,644       $  3,600
  Restricted cash                                      268            189
  Deferred costs                                       652            739
  Accounts receivables and other assets                189            231
  Investment in unconsolidated joint venture         7,767          8,153
  Investment properties:
   Land                                              3,098          3,098
   Buildings and related personal property          21,479         20,234
                                                    24,577         23,332
 Less accumulated depreciation                      (9,675)        (8,734)
                                                    14,902         14,598

Total assets                                      $ 28,422       $ 27,510

Liabilities and Partners' Equity
Liabilities
  Accounts payable and other liabilities          $    523       $    562
  Notes payable                                      5,412          5,433

Minority interest in joint ventures                     42             76

Partners' Equity (Deficit):
  General partner                                     (965)        (1,034)
  Limited partners' (36,932 units outstanding
      at December 31, 1996 and 1995)                23,410         22,473
Total partners' equity                              22,445         21,439

 Total liabilities and partners' equity           $ 28,422       $ 27,510


                 See Notes to Consolidated Financial Statements

                             GROWTH HOTEL INVESTORS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                   Years Ended December 31,
                                                 1996        1995       1994
Revenues:
  Hotel operations                              $7,830     $ 8,091    $ 7,868
  Equity in unconsolidated
    joint venture operations                     1,851       2,021      1,970
  Interest revenue                                 150         229        211
    Total revenues                               9,831      10,341     10,049

Expenses (including $201, $140, and $171
    paid to the general partner and
    affiliates in 1996, 1995 and 1994):
  Hotel operations                               5,107       4,839      4,930
  Interest                                         594         798        960
  Depreciation                                     941         750        634
  General and administrative                       631         398        605
    Total expenses                               7,273       6,785      7,129

Net income before minority
    interest in joint ventures'
    operations and extraordinary item            2,558       3,556      2,920
Minority interest in joint
    ventures' operations                            35         (28)       (36)
Income before extraordinary item                 2,593       3,528      2,884

Extraordinary item:
Gain on extinguishment of debt                      --          --        606
Net income                                      $2,593     $ 3,528    $ 3,490

Net income allocated to general partners        $  179     $   247    $   241
Net income allocated to limited partners         2,414       3,281      3,249
Net income                                      $2,593     $ 3,528    $ 3,490

Net income per limited partnership unit:
    Income before extraordinary item            $65.36     $ 88.84    $ 72.70
    Extraordinary item - gain on
      extinguishment of debt                        --          --      15.27

Net income per limited
    partnership unit                            $65.36     $ 88.84    $ 87.97
Cash distributions per
    limited partnership unit                    $39.99     $ 39.99    $ 39.99

                 See Notes to Consolidated Financial Statements

                             GROWTH HOTEL INVESTORS

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited     General     Limited
                                Partnership  Partners'   Partners'     Total
                                   Units      Deficit      Equity      Equity

Original capital contributions     36,932     $    --      $36,932    $36,932

Partners' (deficit) capital at
  December 31, 1993                36,932     $(1,302)     $18,897    $17,595

Net income for the year ended
  December 31, 1994                               241        3,249      3,490

Distributions                                    (110)      (1,477)    (1,587)

Partners' (deficit) capital at
  December 31, 1994                36,932      (1,171)      20,669     19,498

Net income for the year ended
  December 31, 1995                               247        3,281      3,528

Distributions                                    (110)      (1,477)    (1,587)

Partners' (deficit) capital
  December 31, 1995                36,932      (1,034)      22,473     21,439

Net income for the year ended
  December 31, 1996                               179        2,414      2,593

Distributions                                    (110)      (1,477)    (1,587)

Partners' (deficit) capital at
  December 31, 1996                36,932     $  (965)     $23,410    $22,445

                 See Notes to Consolidated Financial Statements

                                  GROWTH HOTEL INVESTORS

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                       Years Ended December 31,
                                                      1996        1995       1994
Cash Flows From Operating Activities:
Net income                                           $ 2,593   $  3,528    $ 3,490
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                          1,028        838        651
Equity in unconsolidated joint venture
  operations                                          (1,851)    (2,021)    (1,970)
Minority interest in joint ventures' operations          (35)        28         36
Deferred income                                           --        (40)       (55)
Deferred costs paid                                       --       (775)        --
Extraordinary gain on extinguishment of debt              --         --       (606)
Change in accounts:
  Accounts receivable and other assets                    43        (26)        (6)
  Accounts payable and other liabilities                 (39)       (95)       (65)

    Net cash provided by operating activities          1,739      1,437      1,475

Cash Flows From Investing Activities:
 Cash surrendered upon foreclosure of Elk Grove           --         --        (33)
 Property improvements and replacements               (1,245)    (1,428)      (411)
 Unconsolidated joint venture distributions            2,237      2,355      2,182
 Restricted cash (increase) decrease                     (79)       146         43
 Proceeds from maturity of cash investments               --         --      3,169

    Net cash provided by investing activities            913      1,073      4,950

Cash Flows From Financing Activities:
 Cash distributions to partners                       (1,587)    (1,587)    (1,587)
 Notes payable principal payments                        (21)       (36)       (31)
 Satisfaction of note payable                             --     (2,186)    (2,030)

    Net cash used in financing activities             (1,608)    (3,809)    (3,648)

Increase (Decrease) in Cash and Cash Equivalents       1,044     (1,299)     2,777

Cash and Cash Equivalents at Beginning of Year         3,600      4,899      2,122

Cash and Cash Equivalents at End of Year             $ 4,644   $  3,600    $ 4,899

Supplemental disclosure of cash flow information:
      Interest paid in cash during the year          $   556   $    813    $   997

Supplemental Disclosure of Non-Cash Investing
      and Financing Activities:
        Gain on Extinguishment of Debt in
        1994 - Note G.

                      See Notes to Consolidated Financial Statements

                            GROWTH HOTEL INVESTORS,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization

Growth Hotel Investors, (the "Partnership" or the "Registrant"), is a limited partnership organized in 1984 under the laws of the State of California to acquire, primarily through joint ventures, hold for investment, and ultimately sell limited service hotels which are franchised by Hampton Inns, Inc. ("Hampton"), a wholly owned subsidiary of the Promus Companies, Inc. ("Promus"). The Partnership owns properties in Albuquerque, New Mexico, and Nashville, Tennessee, and has 50 percent joint venture interests in two partnerships which own properties in Syracuse, New York, and Aurora, Colorado, respectively. The Partnership also has an investment in another joint venture in which the Partnership does not have a controlling interest. The properties owned by this joint venture are located in Alabama, Arkansas, Georgia, Michigan, North Carolina, South Carolina, Tennessee and Texas. The general partner is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty Management Corp. ("NPI Realty"), a Florida corporation. On February 13, 1996 NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995 became the managing general partner of MRC-85. Capital contributions of $36,932,000 ($1,000 per unit) were made by the limited partners.

On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interest in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interest in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships. NPI Equity and NPI Realty are wholly-owned subsidiaries of National Property Investors, Inc. ("NPI or NPI Inc.").

On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group Inc. ("Insignia").

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Units at a purchase price of $705.00 per Unit. An affiliate of the Managing General Partner has an interest in Devon Associates. Devon Associates acquired 13,395 Units with respect to this offer.

Principles of Consolidation

The consolidated financial statements include the Partnership and the three joint ventures in which the Partnership has or has had a controlling interest. In April 1994, the Hampton Inn - Elk Grove Village was disposed of through foreclosure, see "Note G." All significant intercompany transactions and balances have been eliminated.

The investment in another joint venture in which the Partnership does not have a controlling interest is accounted for under the equity method of accounting (see "Note H").

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $400,000 and $530,000 for the years ended December 31, 1996 and 1995, respectively.

Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Investment Properties

In 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption had no effect on the Partnerships financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation

Depreciation is computed using the straight-line method based on estimated useful lives ranging from 5 to 39 years.

Deferred Costs

Deferred costs represent the buyout of a services agreement, deferred financing costs and deferred franchise fees. The buyout of the services agreement is being amortized over the remaining term of the services agreement which is 8 years. Financing costs are deferred and amortized, as interest expense, over the lives of the related loans, or expensed, if financing is not obtained. Franchise fees paid in connection with the acquisition of the hotels are deferred and are amortized over the lives of the franchise agreements, which range from ten to twenty years. Land lease costs paid in connection with acquisition of certain hotels are deferred and amortized over the lives of the lease agreements.

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

Reclassification

Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentation.

Note B - Transactions With The General Partner and Affiliates

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1996, 1995, and 1994:

                                                      1996     1995     1994
                                                         (in thousands)

Reimbursement for services of affiliates (primarily
  included in general and administrative expenses)    $ 201    $ 140   $ 166


Reimbursed expenses are primarily included in general and administrative expenses. In addition, an affiliate of Managing General Partner was paid $5,000 relating to a successful real estate tax appeal on a Partnership property during 1994.

In accordance with the partnership agreement, the general partner receives cash distributions as follows: (a) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (b) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. A portion of the partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions to the general partner for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                       1996         1995        1994
                                              (in thousands)
Partnership management incentive      $ 79         $ 79         $ 79
Continuing interest                     31           31           31

Total                                 $110         $110         $110


In accordance with the partnership agreement, the general partner received an allocation of net income and taxable income of seven percent and net losses of twelve percent.

Note C - Related Party Transactions

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1996, 1995 and 1994 were approximately $40,000, $76,000 and $75,000, respectively.

Note D - Restricted Cash

Restricted cash at December 31, 1996, represents funds provided for and maintained by certain properties, pursuant to the related notes payable agreements, to meet future capital requirements and debt service payments.

Note E - Deferred Costs

The Partnership paid $775,000 in January 1995 to Metric Management, Inc. ("MMI") amending their services agreement to provide for a reduction in the monthly asset management fee from $29,750 to $5,500. This amendment eliminated fees payable to MMI for its assistance in refinancings and sales of properties owned by the Partnership and provides the Partnership with the ability to terminate MMI's services at will.

The cost of the amendment is being amortized over the remaining term of the service agreement of 8 years. For the year ended December 31, 1996 and 1995, approximately $78,000 and $77,000, respectively, has been amortized and is included in general and administrative expenses.

At December 31, 1996 and 1995, accumulated amortization of the service agreement's deferred costs totaled approximately $155,000 and $77,000, respectively.

At December 31, 1996 and 1995, accumulated amortization of the franchise fees deferred costs totaled approximately $30,000 and $74,000, respectively. The fully amortized cost have been written off during 1996.

Note F - Notes Payable

Two of the Partnership's properties are pledged as collateral for related notes payable. The notes bear interest at 10 and 10.50 percent. The note encumbering the Partnership's consolidated Hampton Inn - Syracuse (50% owned joint venture) property was satisfied on May 31, 1994, with the proceeds of a $2,048,000 loan from the Partnership. The loan's interest rate was at prime plus 2% and was due on demand. Approximately $2,352,000 and $2,048,000 at December 31, 1996 and 1995, respectively, of loan and accrued interest were eliminated in consolidation. On December 1, 1995, the Partnership satisfied the first mortgage encumbering its Hampton Inn-Brentwood property in the amount of $2,186,000. The note was due to mature in January 1996. At December 31, 1996 and 1995, accumulated amortization of deferred financing costs totaled approximately $49,000 and $59,000, respectively. The fully amortized cost have been written off during 1996.

The estimated fair values of the Partnership's aggregate debt is approximately $5,412,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.


Scheduled principal payments subsequent to December 31, 1996, are as follows (in thousands):

1997                                               $2,401
1998                                                3,011

Total                                              $5,412

The mortgage on Partnership's Hampton Inn-Aurora property matured in January 1997. The Managing General Partner has obtained a one year extension. The mortgage on the Partnership's Hampton Inn-Albuquerque property matures in May 1997. The Managing General Partnership will try to sell the property or refinance the debt of the property if the property is not sold.

Note G  - Extraordinary Item - Gain On Extinguishment of Debt

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

Note H - Investment in Unconsolidated Joint Venture

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

Summary financial information for Growth Hotel Investors Combined Fund No. 1 Joint Venture is as follows (in thousands):


                                           December 31,
                                       1996            1995

Total assets                       $ 62,199         $ 65,414
Total liabilities                   (37,081)         (39,107)

Total ventures' equity             $ 25,118         $ 26,307

                                           December 31,
                                       1996            1995


Total revenues                     $ 38,327         $ 37,156
Total expenses                      (32,858)         (30,710)

Minority interest                       393              (76)

Net income                         $  5,862         $  6,370

Allocation of income:
  GHI                              $  1,851         $  2,021
  GHI II                              4,011            4,349

Net income                         $  5,862         $  6,370


In 1996 and 1995 the Partnership received distributions of approximately $2,237,000 and $2,355,000, respectively, from the Joint Venture.

Note I - Reconciliation To Income Tax Method of Accounting

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                                       1996     1995       1994
                                                    (in thousands, except unit data)
Net income - financial statements                    $ 2,593   $ 3,528   $ 3,490
Differences resulted from:
 Deferred costs                                           --      (775)       --
 Depreciation and amortization                          (120)     (141)     (266)
 Equity in unconsolidated joint venture operations      (180)     (200)     (178)
 Minority interest                                        21         8      (130)
  Other                                                   15        30       (36)
  Loss of property disposition                            --        --    (1,216)

Net income - income tax method                       $ 2,329   $ 2,450   $ 1,664

Taxable income per limited partnership
 assignee unit after giving effect to the
 allocation to the general partner                   $    59   $    62   $    42

Partner's equity-financial statements                $22,445   $21,439    19,498
Differences resulted from:
 Deferred sales commissions and organization
  costs                                                4,946     4,946     4,946
 Commission reduction reimbursed to investors             43        43        43
 Depreciation and amortization                        (1,744)   (1,624)   (1,483)
 Deferred costs                                         (775)     (775)       --
 Equity in unconsolidated joint venture operations    (1,019)     (839)     (639)
 Minority interest                                     1,455     1,434     1,426
 Other                                                  (295)     (310)     (340)

Partners' equity-income tax method                   $25,056   $24,314   $23,451

Note J - Commitment and Contingencies

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

On February 21, 1996, William and Mildred Wallace, holders of Units of the Registrant and Edith G. Martin and Paul and Gwen Allemang, holders of Units of GHI II, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Partnership and GHI II, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of the Partnership and up to 21,000 partnership Units of GHI II which commenced February 15, 1996. The action alleged, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which sought to be brought as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount. In connection with the settlement discussed below, this action has been discontinued.

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

On February 28, 1996, R&S Asset Partners, holders of Units of the Partnership, and Jesse B. Small, holder of Units of GHI II, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Partnership and GHI II, in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of the Partnership and up to 21,000 partnership Units of GHI II which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, (b) negligent misrepresentation pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace and the R&S Partners Actions agreed in principle to settle these actions, which settlement has subsequently received final court approval. In connection with the settlement MRC-85 agreed to take such actions as are reasonably necessary and consistent with its fiduciary duties to procure offers for the purchase of the Partnership's and GHI II's assets which maximize the value of the limited partner assignee units. MRC-85 further agreed to deal fairly and in good faith with persons expressing an interest in making a bona fide offer to purchase such assets and, subject to its fiduciary duty, provide such bona fide offers with access to the Partnership's and GHI II's books and records for due diligence purposes. MRC-85 also agreed that if it determined that an offer to purchase its assets is acceptable, MRC-85 will prepare a plan of liquidation and submit such plan to the Partnership's partners for approval. Also in connection with the settlement, the plaintiffs will release all claims they may have arising out of the tender offers. As required by the settlement, the Partnership and GHI II are coordinating with class counsel with respect to the sale of such assets and consent of limited partners.

Note K - Investment Properties and Accumulated Depreciation

                                                            Initial Cost To Partners
                                                                               Cost
                                                            Buildings And    (Removed
                                                               Related     Subsequent To
Description                             Encumbrances  Land     Property     Acquisition
                                                    (Amounts in thousands)
Growth Hotel Investors:
Hampton Inn - Albuquerque North
  Albuquerque, New Mexico                $ 2,375    $   824     $ 4,140       $  969
Hampton Inn - Brentwood
  Nashville, Tennessee                        --        514       4,236        1,129
Hampton Inn - Syracuse
  East Syracuse, New York                     --        388       3,723        1,196
Hampton Inn - Aurora
  Aurora, Colorado                         3,037      1,392       5,053        1,013

      Total                              $ 5,412    $ 3,118     $17,152       $4,307

Growth Hotel Investors
  Combined Fund No. 1:

Hampton Inn - Memphis I40 East
  Memphis, Tennessee                     $ 1,771    $    --     $ 3,838       $  541
Hampton Inn - Columbia-West
  West Columbia, South Carolina            2,062        350       4,133          324
Hampton Inn - Spartanburg
  Spartanburg, South Carolina              1,767        275       3,545          357
Hampton Inn - Little Rock-North
  North Little Rock, Arkansas              2,015        524       3,862          315
Hampton Inn - Amarillo
  Amarillo, Texas                          1,120        501       1,810          396
Hampton Inn - Greenville
  Greenville, South Carolina               2,054        539       3,942          106
Hampton Inn - Charleston Airport
  North Charleston, South Carolina         2,144        495       4,205          323
Hampton Inn - Memphis-Poplar
  Memphis, Tennessee                       2,798      1,236       4,993           71
Hampton Inn - Greensboro
  Greensboro, North Carolina               1,982        439       3,866          254
Hampton Inn - Birmingham
  Birmingham, Alabama                      2,426        758       4,447           64
Hampton Inn - Atlanta-Roswell
  Roswell, Georgia                         2,643      1,207       4,668         (141)
Hampton Inn - Chapel Hill
  Chapel Hill, North Carolina              2,257        930       3,926           (5)
Hampton Inn - Dallas-Richardson
  Richardson, Texas                        2,769      1,371       4,766         (311)
Hampton Inn - Nashville-Briley Parkway
  Nashville, Tennessee                     2,183         --       4,796          (23)
Hampton Inn - San Antonio-Northwest
  San Antonio, Texas                       2,451        781       4,475          (58)
Hampton Inn - Madison Heights
  Madison Heights, Michigan                2,834        963       5,323          653
Hampton Inn - Mountain Brook
  Birmingham, Alabama                      2,543         --       4,782          699
Hampton Inn - Northlake
  Atlanta, Georgia                         2,366         --       4,439          510

TOTAL                                    $40,185    $10,369     $75,816       $4,075



                                     Gross Amount At Which Carried
                                         at December 31, 1996
                                         Building And          Accumulated     Year of       Date of    Depreciable
Description                         Land  Improvements   Total  Depreciation  Construction  Acquisition   Life-Years
                                                             (Amounts in thousands)

Growth Hotel Investors:

Hampton Inn - Albuquerque North
  Albuquerque, New Mexico          $   824 $ 5,109     $ 5,933    $ 2,041        1987         04/24/87      5-39 Yrs
Hampton Inn - Brentwood
  Nashville, Tennessee                 514   5,365       5,879      2,270        1985         12/23/85      5-39 Yrs
Hampton Inn - Syracuse
  East Syracuse, New York              368   4,939       5,307      2,127        1985         12/20/85      5-39 Yrs
Hampton Inn - Aurora
  Aurora, Colorado                   1,392   6,066       7,458      3,237        1985         12/11/86      5-39 Yrs

      Total                        $ 3,098 $21,479     $24,577    $ 9,675

Growth Hotel Investors
Combined Fund No. 1:

Hampton Inn - Memphis I40 East
  Memphis, Tennessee               $    -- $ 4,379     $ 4,379    $ 1,769        1984         12/19/86      5-30 Yrs
Hampton Inn - Columbia-West
  West Columbia, South Carolina        350   4,457       4,807      1,845        1985         12/19/86      5-30 Yrs
Hampton Inn - Spartanburg
  Spartanburg, South Carolina          275   3,902       4,177      1,616        1984         12/19/86      5-39 Yrs
Hampton Inn - Little Rock-North
  North Little Rock, Arkansas          524   4,177       4,701      1,600        1985         12/19/86      5-39 Yrs
Hampton Inn - Amarillo
  Amarillo, Texas                      501   2,206       2,707        919        1985         12/19/86      5-39 Yrs
Hampton Inn - Greenville
  Greenville, South Carolina           539   4,048       4,587      1,608        1985         12/19/86      5-30 Yrs
Hampton Inn - Charleston Airport
  North Charleston, South Carolina     495   4,528       5,023      1,808        1985         12/19/86      5-39 Yrs
Hampton Inn - Memphis-Poplar
  Memphis, Tennessee                 1,236   5,064       6,300      2,006        1985         12/19/86      5-30 Yrs
Hampton Inn - Greensboro
  Greensboro, North Carolina           439   4,120       4,559      1,600        1986         12/19/86      5-39 Yrs
Hampton Inn - Birmingham
  Birmingham, Alabama                  758   4,511       5,269      1,757        1987         12/19/86      5-30 Yrs
Hampton Inn - Atlanta-Roswell
  Roswell, Georgia                   1,207   4,527       5,734      1,621        1987         03/04/87      5-30 Yrs
Hampton Inn - Chapel Hill
  Chapel Hill, North Carolina          930   3,921       4,851      1,445        1987         03/04/87      5-30 Yrs
Hampton Inn - Dallas-Richardson
  Richardson, Texas                  1,371   4,455       5,826      1,542        1987         03/04/87      5-30 Yrs
Hampton Inn - Nashville Briley
  Parkway
  Nashville, Tennessee                  --   4,773       4,773      1,728        1987         03/04/87      5-30 Yrs
Hampton Inn - San Antonio-Northwest
  San Antonio, Texas                   781   4,417       5,198      1,523        1987         06/23/87      5-30 Yrs
Hampton Inn - Madison Heights
  Madison Heights, Michigan            963   5,976       6,939      2,454        1987         12/29/87      5-30 Yrs
Hampton Inn - Mountain Brook
  Birmingham, Alabama                   --   5,481       5,481      2,380        1988         12/19/87      5-30 Yrs
Hampton Inn - Northlake
  Atlanta, Georgia                      --   4,949       4,949      2,179        1988         09/15/88      5-30 Yrs
                                   $10,369 $79,891     $90,260    $31,400


Reconciliation of Investment Properties and Accumulated Depreciation:

                                                 Years Ended December 31,
                                               1996        1995        1994
                                                      (in thousands)

Balance at beginning of year                 $23,332    $ 21,904    $ 27,471
Property improvements                          1,245       1,428         411
Retirement of assets                              --          --      (5,978)

Balance at end of year                       $24,577    $ 23,332    $ 21,904

Accumulated Depreciation

Balance at beginning of year                 $ 8,734    $  7,984    $ 10,498
Additions charged to expense                     941         750         634
Retirement of assets                              --          --      (3,148)

                                             $ 9,675    $  8,734    $  7,984


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, 1995 and 1994 respectively is approximately $23,742,000, $22,482,000 and approximately $21,809,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, 1995, and 1994, respectively is approximately $11,316,000, $10,165,000 and $9,187,000.

Note L - Option to Acquire Joint Venture Partner's Interest

On October 2, 1995, the Registrant was granted the option to acquire its joint venture partner's interest in Aurora/GHI Associates No. 1, the joint venture which owns the Hampton Inn-Aurora for $150,000. The Registrant has not yet acquired such interest. It is expected that such interest will be acquired prior to the sale of the Registrant's properties.

Note M - Tender Offers

On February 15, 1996, Devon Associates ("Devon") offered to purchase up to 21,000 and 15,000 limited partnership outstanding units (the "Units") of GHI II, and the Partnership, respectively. Devon Associates acquired 17,287 and 13,396 units, with respect to these offers, respectively. The offer for the Partnerships Units was at a purchase price of $750 and $705, respectively, per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. Certain beneficial owners of Devon are affiliated with the general partners of GHI II and the Partnership. In addition, an affiliate of Insignia is both a shareholder in the general partner of Cayuga Associates, LP, the controlling general partner in Devon, and a limited partner in Devon.

Note N - Subsequent Event

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed in "Note M", the Partnership and GHI II, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and GHI II retained Bear, Stearns & Co. Inc. to assist in the marketing of such properties. As of March 14, 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest, GHI II, and the joint ventures in which GHI II has a controlling interest, and Equity Inns Partnership, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-two hotels described herein as well as six additional hotels owned directly or indirectly by GHI II for an aggregate purchase price of $182 million, subject to adjustment. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI II receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Partnership and GHI II. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

None

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Neither the Registrant nor Montgomery Realty Company-85 ("MRC"), the general partner of the Registrant has any officers or directors. NPI Realty Management Corp. ("NPI Realty"), the managing general partner of MRC, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Realty is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc."), which in turn is wholly owned by Insignia.

As of March 1, 1997, the names and positions held by the officers and directors of NPI Realty are as follows:

     Name                                Age               Position

William H. Jarrard, Jr.                  50              President and Director

Ronald Uretta                            40              Vice President and
                                                             Treasurer

John K. Lines, Esq.                      37              Vice President and
                                                             Secretary

Kelley M. Buechler                       39              Assistant Secretary

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial officer and controller of MAG.

John K. Lines, Esq. has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1992, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S Shelter.

Item 11.  Executive Compensation:

The Registrant is not required to and did not pay any compensation to the officers or directors of NPI Realty or NPI Equity Investments II, Inc., the managing general partner of Fox Realty Investors, a general partner of MRC. NPI Realty does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions").

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1997.

Name and address of                 Amount and nature of
Beneficial Owner                    Beneficial Owner       % of Class

Devon Associates (1) (2)                13,396              36.27

All directors and executive
     officers as a group
     (four persons)

(1) The business address for Devon Associates is 100 Jericho Quadrangle, Suite 214, Jericho, New York 11753.
(2)  Based upon information supplied to the Registrant by Devon Associates.

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


Item 13.  Certain Relationships and Related Transactions:

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The general partner of the Partnership is MRC-85. The general partners of MRC-85 are FRI, and NPI Realty. On February 13, 1996, NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85.

On January 19, 1996, all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of both NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and NPI Realty was acquired by an affiliate of Insignia Financial Group, Inc. ("Insignia"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI Realty. The following transactions with affiliates of the Managing General Partner were charged to expense in 1996, 1995, and 1994:

                                                     1996      1995     1994
                                                        (in thousands)

Reimbursement for services of affiliates (included
  in general and administrative expenses)            $ 201    $ 140     $ 166


Reimbursed expenses are primarily included in general and administrative expenses. In addition, an affiliate of Managing General Partner was paid $5,000 relating to a successful real estate tax appeal on a Partnership property during 1994.

In accordance with the partnership agreement, the general partner receives cash distributions as follows: (a) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (b) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. A portion of the partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions to the general partner for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                       1996      1995      1994
                                           (in thousands)

Partnership management incentive       $ 79       $ 79      $ 79
Continuing interest                      31         31        31

Total                                  $110       $110      $110

In accordance with the partnership agreement, the general partner received an allocation of net income and taxable income of seven percent and net losses of twelve percent.

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1996, 1995 and 1994 were $40,000, $76,000 and $75,000, respectively.

On March 13, 1996, the Partnership received a letter advising that the Partnership's and GHI II's joint venture partner in certain of the hotel properties was offering $147,000,000 in cash for all 28 hotel properties directly or indirectly owned by the Partnership and GHI II. See "Amendment No. 2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2" is hereby incorporated by reference herein. By the terms of the offer, the offer expired on March 31, 1996. The Managing General Partner determined that before the offer could be recommended, if at all, to the Partnership's limited partners, further analysis of the hotel properties and their value was needed.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed above, the Partnership and GHI II, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and GHI II retained Bear, Stearns & Co. Inc. to assist in the marketing of such properties. As of March 14, 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest, GHI II, and the joint ventures in which GHI II has a controlling interest, and Equity Inns Partnership, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to the Buyer agreed to purchase from these entities the twenty-two hotels described herein as well as six additional hotels owned directly or indirectly by GHI II for an aggregate purchase price of $182 million, subject to adjustment. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI II receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Partnership and GHI II. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

 (a) (3)    Exhibits

 (a)(1)(2)  Financial Statements and Financial Statement Schedules
      See Item 8 of this Form 10-K for Consolidated Financial Statements for the Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

3.4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 10, 1986, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 33-4566).

16. Letter dated April 27, 1994, from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

20 Letter, dated February 29, 1996, from the Registrant to its limited partners, incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.

27    Financial Data Schedule

99(a) Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996.

99(b) Amendment No. 1 to Schedule 14D-9 of Registrant, as filed with the
      Commission on March 7, 1996.

99(c) Amendment No. 2 to Schedule 14D-9 of Registrant, as filed with the
      Commission on March 14, 1996.

99(d) Letter Agreement, dated November 15, 1995, between Montgomery Realty
      Corporation, Fox Realty Investors, NPI Equity    Investments II, Inc., and
      NPI Realty Management Corp. incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.

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

99(g) Growth Hotel Investors Combined Fund No. 1, a California Limited
      Partnership, audited financial statements for the years ended December 31, 1996 and 1995.

(b) No reports on Form 8-K were filed during the last quarter covered by this Report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th of March 1997.




                           GROWTH HOTEL INVESTORS

                           By:   MONTGOMERY REALTY COMPANY-85
                                 Its General Partner


                           By:   NPI Realty Management Corp.,
                                 Its Managing General Partner



                           By:   /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature/Name                     Title                         Date


/s/ William H. Jarrard, Jr.   President and                 March 14, 1997
William H. Jarrard, Jr.       Director


/s/ Ronald Uretta             Principal Financial           March 14, 1997
Ronald Uretta                 Officer and Principal
                              Accounting Officer