Form 10-Q
period 1997-03-31
GROWTH HOTEL INVESTORS
filed 1997-05-14
CIK 769129

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


                For the quarterly period ended March 31, 1997


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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                             GROWTH HOTEL INVESTORS

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)


                                                    March 31,    December 31,
                                                      1997           1996
                                                   (Unaudited)      (Note)

Assets
Cash and cash equivalents                         $  4,260       $  4,644
Restricted cash                                        298            268
Deferred costs                                         631            652
Accounts receivable and other assets                   246            189
Investment in unconsolidated joint venture           7,988          7,767

Investment properties:
 Land                                                3,098          3,098
 Buildings and related personal
   property                                         22,018         21,479
                                                    25,116         24,577
 Less accumulated depreciation                      (9,941)        (9,675)
                                                    15,175         14,902

Total assets                                      $ 28,598       $ 28,422

Liabilities and Partners' Equity (Deficit)

Accounts payable and other liabilities            $    445       $    523
Notes payable                                        5,403          5,412

Minority interest in joint ventures                     27             42

Partners' Equity (Deficit):
General partner                                       (946)          (965)
Limited partners' (36,932 units outstanding
at March 31, 1997 and December 31, 1996)            23,669         23,410

 Total partners' equity                             22,723         22,445

 Total liabilities and partners' equity           $ 28,598       $ 28,422

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   See Notes to Consolidated Financial Statements


b)                           GROWTH HOTEL INVESTORS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                     Three Months Ended
                                                          March 31,
                                                      1997           1996

Revenues:
  Hotel operations                                $  1,689       $  1,624
  Equity in unconsolidated joint venture
     operations                                        221            486
  Interest income                                       47             32
       Total revenues                                1,957          2,142

Expenses:
  Hotel operations                                   1,166          1,141
  Interest                                             149            169
  Depreciation                                         265            208
  General and administrative                           113            175
       Total expenses                                1,693          1,693

Net income before minority interest in joint
ventures' operations                                   264            449

Minority interest in joint ventures'
operations                                              14              3

Net income                                        $    278       $    452

Net income allocated to general partners          $     19       $     31
Net income allocated to limited partners               259            421

Net income                                        $    278       $    452

Net income per limited partnership unit           $   7.00       $  11.39


                 See Notes to Consolidated Financial Statements



c)                           GROWTH HOTEL INVESTORS

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited    General     Limited
                                Partnership Partners'   Partners'   Total
                                   Units     Deficit     Equity    Equity

Original capital contributions     36,932    $    --    $36,932   $36,932

Partners' (deficit) equity at
 December 31, 1996                 36,932    $  (965)   $23,410   $22,445

Net income for the three months
 ended March 31, 1997                             19        259       278

Partners' (deficit) equity at
 March 31, 1997                    36,932    $  (946)   $23,669   $22,723

                    See Notes to Consolidated Financial Statements


d)                         GROWTH HOTEL INVESTORS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                      (in thousands, except for unit data)


                                                           Three Months Ended
                                                               March 31,
                                                             1997      1996
Cash flows from operating activities:
  Net income                                               $   278   $   452
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and Amortization                            286       230
      Equity in unconsolidated joint venture operations       (221)     (486)
      Minority interest in joint ventures' operations          (14)       (3)
      Change in accounts:
       Accounts receivables and other assets                   (57)     (101)
       Accounts payable and other liabilities                  (78)       39

         Net cash provided by operating activities             194       131

Cash flows from investing activities:
  Properties and improvements and replacements                (540)     (186)
  Restricted cash decrease                                     (30)       (8)

         Net cash used in investing activities                (570)     (194)

Cash flows from financing activities:
  Notes payable principal payments                              (8)       (4)

         Net cash used in financing activities                  (8)       (4)

Net decrease in cash and cash equivalents                     (384)      (67)

Cash and cash equivalents at beginning of period             4,644     3,600

Cash and cash equivalents at end of period                 $ 4,260   $ 3,533

Supplemental information:
  Interest paid                                            $   114   $   123

                     See Notes to Consolidated Financial Statements

e)                             GROWTH HOTEL INVESTORS

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corporation the ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997 and 1996:


                                                      For the Three Months Ended
                                                              March 31,
                                                          1997          1996
                                                             (in thousands)

Reimbursement for services of affiliates (primarily
included in general and administrative expenses)          $37           $73

NOTE C - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The following are the condensed balance sheet as of March 31, 1997, and December 31, 1996, and condensed statements of operations for the three months ended March 31, 1997 and 1996 for the Partnership's investment in Growth Hotel Investors Combined Fund No. 1 (the "Combined Fund"), which is reported under the equity method of accounting.


                     GROWTH HOTEL INVESTORS COMBINED FUND NO. I

                              CONDENSED BALANCE SHEETS
                                   (in thousands)



                                                 March 31     December 31,
                                                   1997           1996
                                                (Unaudited)      (Note)
Assets
Cash and cash equivalents                      $  3,254       $  2,228
Restricted cash                                      --              3
Deferred costs and other assets                   1,442          1,108

Investment Properties
  Land                                           10,369         10,369
  Buildings and related personal property        80,732         79,891
Less:
  Accumulated depreciation                      (32,465)       (31,400)
  Investment properties, net                     58,636         58,860

Total assets                                   $ 63,332       $ 62,199

Liabilities and Partners' Equity
Accounts payable and other liabilities         $  2,086       $  1,337
Due to an affiliate of the joint
  venture partner                                   543            827
Notes payable                                    40,022         40,185

Minority interest in consolidated
joint venture                                    (5,101)        (5,268)

Partners' Equity
GHI                                               7,988          7,767
GHI II                                           17,794         17,351
Total partners' equity                           25,782         25,118

Total Liabilities and Partners' Equity         $ 63,332       $ 62,199

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)



                                                     Three Months Ended
                                                           March 31,
                                                      1997           1996

Revenues                                          $  8,566       $  8,778

Expenses                                            (7,735)        (7,441)

Income before minority interest in joint
  venture's operations                                 831          1,337
Minority interest in joint
  venture's operations                                (167)           195

Net income                                        $    664       $  1,532

Allocation of net income:
  GHI                                             $    221       $    486
  GHI II                                               443          1,046
Net income                                        $    664       $  1,532


NOTE D - SALES OF PROPERTIES

As required by the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K, for the period ending December 31,
1996), the Partnership and GHI II, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and Growth Hotel Investors II ("GHI II"), an affiliated partnership, retained Bear, Stearns & Co. Inc. to assist in the marketing of such properties. As of March 14 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest (collectively the "Sellers"), GHI II, and the joint ventures in which GHI II has a controlling interest, and Equity Inns Partnership, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-two hotels described herein as well as six additional hotels owned directly or indirectly by GHI II for an aggregate purchase price of $182 million, subject to adjustment. The purchase and sale agreements were amended on May 1, 1997, to change the purchase price to $169,000,000, to extend the study periods listed in various sections of the agreements, and to provide for reimbursement to the Sellers for up to $4,000,000 of work in progress or completed. If the sale is consummated at the above stated price, the Managing General Partner estimates that the Partnership will receive net proceeds from the sale of approximately $34,478,000. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI II receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Partnership and GHI II, respectively. It is anticipated that a proxy statement further detailing the transaction will be forwarded to the limited partners shortly. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.

The Managing General Partner plans to satisfy all existing debt of the Partnership and liquidate the partnership upon the sale of the investment properties. If the sale does not consummate as planned, the Managing General Partner plans to negotiate extensions for those encumbrances which will mature in 1997.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENT PROPERTIES:

A description of the hotel properties in which the Partnership has an ownership interest, together with occupancy and room rate data follows:


                                          Average            Average Daily
                                       Occupancy Rate          Room Rate
                                     For Quarter Ended     For Quarter Ended
                                         March 31,             March 31,
Name and Location                      1997        1996       1997       1996

Growth Hotel Investors I:

Hampton Inn-Syracuse                 43%         44%        $59.75     $57.32
East Syracuse, New York

Hampton Inn-Brentwood                66%         76%         68.35      66.24
Nashville, Tennessee

Hampton Inn-Aurora                   69%         68%         60.04      59.75
Aurora, Colorado

Hampton Inn-Albuquerque North        67%         55%         54.34      55.78
Albuquerque, New Mexico

Growth Hotel Investors
Combined Fund No. 1:


Hampton Inn-Memphis I40 East         68%         65%         56.26      53.20
Memphis, Tennessee

Hampton Inn-Columbia-West            68%         73%         59.50      58.96
West Columbia, South Carolina

Hampton Inn-Spartanburg              51%         54%         52.00      51.61
Spartanburg, South Carolina

Hampton Inn-Little Rock, North       68%         64%         54.97      51.37
North Little Rock, Arkansas

Hampton Inn-Amarillo                 55%         59%         49.12      49.70
Amarillo, Texas

Hampton Inn-Greenville               72%         76%         59.85    $ 57.79
Greenville, South Carolina

Hampton Inn-Charleston-Airport       66%         74%         58.35      53.57
North Charleston, South Carolina

Hampton Inn-Memphis-Poplar           78%         79%         69.34      67.95
Memphis, Tennessee

Hampton Inn-Greensboro               70%         77%         64.49      63.42
Greensboro, North Carolina

Hampton Inn-Birmingham               75%         71%         61.57      60.51
Birmingham, Alabama

Hampton Inn-Atlanta-Roswell          59%         75%         63.34      63.36
Roswell, Georgia

Hampton Inn-Chapel Hill              79%         81%         64.93      60.29
Chapel Hill, North Carolina

Hampton Inn-Dallas-Richardson        73%         78%         59.60      55.60
Richardson, Texas

Hampton Inn-Nashville-               71%         67%         66.65      64.66
Briley Parkway
Nashville, Tennessee

Hampton Inn-San Antonio-Northwest    54%         54%         56.03      55.87
San Antonio, Texas

Hampton Inn-Madison Heights          68%         69%         63.88      57.38
Madison Heights, Michigan

Hampton Inn-Mountain Brook           75%         77%         64.30      60.78
Birmingham, Alabama

Hampton Inn-Northlake                66%         78%         61.63      60.22
Atlanta, Georgia

The Managing General Partner attributes the increase in occupancy at Hampton Inn
- Albuquerque to a renovation project in the prior year. The decrease in occupancy at Hampton Inn - Brentwood is attributable to the construction of new hotels in the area.

The Partnership's net income for the three months ended March 31, 1997, was approximately $278,000 as compared to $452,000 for the corresponding period of 1996. The decrease in net income is primarily due to a decrease in income from the Partnership's unconsolidated joint venture and an increase in depreciation expense. The decrease in income from the Partnership's unconsolidated joint venture is due to decreases in revenues due to decreases in occupancy at thirteen of the joint venture's eighteen properties. The decrease in occupancy at the Hampton Inn - Amarillo, Greensboro, Greenville and Dallas-Richardson properties is due to the construction of new hotels in the area. The decrease in occupancy at the Hampton Inn - Atlanta-Roswell and Northlake properties is due to an increase in hotels in the area and to the loss of the pre-Olympic guests as a major source of business. The Hampton Inn - Charleston had a decrease in occupancy due to ongoing renovations that are needed so the hotel can be more competitive with the new hotels in their market. The decrease in occupancy at the Hampton Inn - Columbia is due to a new highway bypass that re-routed traffic away from the hotel. Offsetting these decreases were increases in occupancy at four of the joint venture's eighteen properties. The increase in occupancy at the Hampton Inn - Birmingham, Little Rock, and Nashville - Briley properties is due to renovation projects in the prior year. The increase in depreciation expense is due to the purchase of assets in 1996 and 1997 related to renovations at the Partnership's properties. Offsetting the above decreases to revenue was an increase in interest income and decreases in general and administrative expenses and interest expense. The increase in interest income is due to an increase in interest-bearing reserves. The decrease in general and administrative expenses is due to a decrease in expense reimbursements in 1997. Increased expense reimbursements in 1996 were attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1s), and transition of asset management responsibilities to the new administration.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $4,260,000 as compared to approximately $3,533,000 at March 31, 1996. Net cash provided by operating activities increased primarily as a result of the decrease in receivables and other assets due to the timing of receipts from guests and which was offset by the change in accounts payable and other liabilities due to the timing of payments. Net cash used in investing activities increased due to an increase in property improvements and replacements due to the current product improvement plan. Net cash used in financing activities increased due to the amortization of debt at the Hampton Inn - Aurora.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

As required by the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K, for the period ending December 31,
1996), the Partnership and GHI II, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and Growth Hotel Investors II ("GHI II"), an affiliated partnership, retained Bear, Stearns & Co. Inc. to assist in the marketing of such properties. As of March 14 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest (collectively the "Sellers"), GHI II, and the joint ventures in which GHI II has a controlling interest, and Equity Inns Partnership, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-two hotels described herein as well as six additional hotels owned directly or indirectly by GHI II for an aggregate purchase price of $182 million, subject to adjustment. The purchase and sale agreements were amended on May 1, 1997, to change the purchase price to $169,000,000, to extend the study periods listed in various sections of the agreements, and to provide for reimbursement to the Sellers for up to $4,000,000 of work in progress or completed. If the sale is consummated at the above stated price, the Managing General Partner estimates that the Partnership will receive net proceeds from the sale of approximately $34,478,000. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI II receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Partnership and GHI II, respectively. It is anticipated that a proxy statement further detailing the transaction will be forwarded to the limited partners shortly. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.

The Managing General Partner plans to satisfy all existing debt of the Partnership and liquidate the partnership upon the sale of the investment properties. If the sale does not consummate as planned, the Managing General Partner plans to negotiate extensions for those encumbrances which will mature in 1997.

If the sale of the hotel properties is not consummated, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $5,403,000 includes mortgages with maturity dates in 1997. The mortgage encumbering the Hampton Inn-Albuquerque total approximately $2,375,000 matured on May 1, 1997. The Managing General Partner has been successful in extending the mortgage to August 1, 1997. The mortgages encumbering the Partnership's unconsolidated joint venture, total approximately $40,022,000 at March 31, 1997. Two of the mortgages, Hampton Inn-Mountain Brook and Hampton Inn-Northlake, mature on August 1, 1997. The unconsolidated joint venture's remaining mortgages of approximately $35,136,000 mature on July 1, 1997. There were no distributions during the three months ended March 31, 1996 or 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Units at a purchase price of $705.00 per Unit. Devon Associates acquired 13,396 units with respect to this offer.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)    Reports on Form 8-K:

               None filed during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           GROWTH HOTEL INVESTORS


                                By:  MONTGOMERY REALTY COMPANY 85,
                                     its general partner


                                By:  NPI REALTY MANAGEMENT CORP.
                                     MANAGING GENERAL PARTNER


                                     /s/William H. Jarrard, Jr.
                                     President and Director


                                     /s/Ronald Uretta
                                     Principal Financial Officer
                                     and Principal Accounting


                           Date:   May 14, 1997