Form 10-Q
period 1997-06-30
GROWTH HOTEL INVESTORS
filed 1997-09-05
CIK 769129

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1997


[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                 For the transition period.........to.........


                         Commission file number 0-15347



                             GROWTH HOTEL INVESTORS
             (Exact name of registrant as specified in its charter)


         California                                            94-2964750
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
     Greenville, South Carolina                                   29602
(Address of principal executive offices)                        (Zip Code)

                     (Issuer's phone number) (864) 239-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                             GROWTH HOTEL INVESTORS

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)


                                                    June 30,      December 31,
                                                      1997            1996
                                                   (Unaudited)       (Note)
Assets
 Cash and cash equivalents                           $37,095        $ 4,644
 Restricted cash                                          --            268
 Deferred costs                                           --            652
 Receivables and other assets                            461            189
 Investment in unconsolidated joint venture            4,374          7,767
 Investment properties:
   Land                                                   --          3,098
   Buildings and related personal property                --         21,479
                                                          --         24,577
   Less accumulated depreciation                          --         (9,675)
                                                          --         14,902

    Total assets                                     $41,930        $28,422

Liabilities and Partners' Equity (Deficit)

 Accounts payable and other liabilities              $   272        $   523
 Accrued litigation settlement                           583             --
 Notes payable                                            --          5,412

 Minority interest in joint ventures                      --             42

Partners' Equity (Deficit):
 General partner                                          --           (965)
 Limited partners' (36,932 units outstanding
   at June 30, 1997 and December 31, 1996)            41,075         23,410

    Total partners' equity                            41,075         22,445

    Total liabilities and partners' equity           $41,930        $28,422


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements

b)                              GROWTH HOTEL INVESTORS

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                 1997       1996       1997      1996

Revenues:
 Hotel operations              $ 1,980    $ 2,099    $ 3,669   $ 3,723
 Equity in unconsolidated
   joint venture operations     15,803        659     16,024     1,145
 Interest income                    36         36         83        68
 Gain on sale of investment
   properties                    3,794         --      3,794        --
   Total revenues               21,613      2,794     23,570     4,936

Expenses:
 Hotel operations                1,296      1,280      2,462     2,421
 Interest                          131        176        280       345
 Depreciation                      297        224        562       432
 General and administrative        188        206        301       381
 Litigation settlement             583         --        583        --
   Total expenses                2,495      1,886      4,188     3,579

Net income before minority
 interest in joint ventures'
 operations                     19,118        908     19,382     1,357

Minority interest in joint
 ventures' operations               28          6         42         9

Net income                     $19,146    $   914    $19,424   $ 1,366

Net income allocated to
 general partners              $ 1,001    $    64    $ 1,020   $    96
Net income allocated to
 limited partners               18,145        850     18,404     1,270
Net income                     $19,146    $   914    $19,424   $ 1,366
Net income per limited
 partnership unit              $491.32    $ 23.02    $498.32   $ 34.39


                    See Notes to Consolidated Financial Statements

c)                                GROWTH HOTEL INVESTORS

                   CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) EQUITY
                                       (Unaudited)
                             (in thousands, except unit data)




                                  Limited    General   Limited
                                Partnership Partner's Partners'   Total
                                   Units     Deficit    Equity    Equity

Original capital contributions   36,932      $    --    $36,932   $36,932

Partners' (deficit) equity at
   December 31, 1996             36,932      $  (965)   $23,410   $22,445

Net income for the six months
   ended June 30, 1997               --        1,020     18,404    19,424

Cash distributions for the six
   months ended June 30, 1997        --          (55)      (739)     (794)

Partners' (deficit) equity at
   June 30, 1997                 36,932      $    --    $41,075   $41,075

                      See Notes to Consolidated Financial Statements

d)                                GROWTH HOTEL INVESTORS

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)



                                                          Six Months Ended
                                                              June 30,
                                                          1997        1996
Cash flows from operating activities:
   Net income                                           $ 19,424    $ 1,366
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                           604        474
     Equity in unconsolidated joint venture
      operations                                         (16,024)    (1,145)
     Minority interest in joint ventures' operations         (42)        (9)
     Gain on sale of investment properties                (3,794)        --
     Change in accounts:
        Accounts receivables and other assets               (298)       (34)
        Accounts payable and other liabilities              (251)        21
        Accrued litigation settlement                        583         --

          Net cash provided by operating
           activities                                        202        673

Cash flows from investing activities:
   Property improvements and replacements                 (1,201)      (478)
   Unconsolidated joint venture distributions             19,416        799
   Restricted cash decrease (increase)                       268         (9)
   Net proceeds from sale of investment properties        19,972         --

          Net cash provided by investing
           activities                                     38,455        312

Cash flows from financing activities:
   Cash distributions to partners                           (794)      (794)
   Notes payable principal payments                          (13)       (11)
   Repayment of notes payable                             (5,399)        --

          Net cash used in financing activities           (6,206)      (805)

Net increase in cash and cash equivalents                 32,451        180

Cash and cash equivalents at beginning of period           4,644      3,600

Cash and cash equivalents at end of period              $ 37,095    $ 3,780

Supplemental information:
  Interest paid                                         $    317    $   308

                      See Notes to Consolidated Financial Statements

e)                                GROWTH HOTEL INVESTORS

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Growth Hotel Investors (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corp. the ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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


The following transactions with affiliates of the Managing General Partner were charged to expense in 1997 and 1996:


                                                     For the Six Months Ended
                                                             June 30,
                                                         1997         1996
                                                          (in thousands)

Reimbursement for services of affiliates (primarily
  included in general and administrative expenses)      $ 62          $130

In accordance with the Partnership Agreement, the general partner receives cash distributions as follows: (a) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (b) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. A portion of the partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions to the general partner for the periods ended June 30, 1997 and 1996 are as follows:

                                                        1997        1996
                                                          (in thousands)
      Partnership management incentive                  $ 40         $ 40
      Continuing interest                                 15           15
      Total                                             $ 55         $ 55


NOTE C - DISTRIBUTIONS

The Partnership made distributions in May 1997 and June 1996, of approximately $794,000, including $739,000 distributed to the limited partners ($20 per limited partnership unit) and $55,000 to the general partner. A cash distribution of approximately $35,906,000 was made in July 1997 from sales proceeds. Approximately $34,992,000 was distributed to the limited partners and approximately $914,000 was distributed to the general partner.

NOTE D - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The following are the condensed balance sheets as of June 30, 1997, and December 31, 1996, and condensed statements of operations for the three and six month periods ended June 30, 1997 and 1996, for the Partnership's investment in Growth Hotel Investors Combined Fund No. 1 (the "Combined Fund"), which is reported under the equity method of accounting.

                      GROWTH HOTEL INVESTORS COMBINED FUND NO. I

                               CONDENSED BALANCE SHEETS
                                    (in thousands)



                                                 June 30,     December 31,
                                                   1997           1996
                                                (Unaudited)      (Note)
Assets
  Cash and cash equivalents                      $  6,960       $  2,228
  Restricted cash                                      --              3
  Deferred costs and other assets                     296          1,108

  Investment Properties
     Land                                              --         10,369
     Buildings and related personal property        5,491         79,891
                                                    5,491         90,260
     Less accumulated depreciation                 (2,509)       (31,400)
                                                    2,982         58,860

     Total assets                                $ 10,238       $ 62,199


Liabilities and Partners' Equity
Liabilities
  Accounts payable and other liabilities         $  4,021       $  1,337
  Due to an affiliate of the joint
    venture partner                                   271            827
  Notes payable                                     2,524         40,185

  Minority interest in consolidated
    joint venture                                  (8,199)        (5,268)

Partners' Equity
  GHI                                               4,374          7,767
  GHI II                                            7,247         17,351
Total partners' equity                             11,621         25,118

     Total Liabilities and Partners' Equity      $ 10,238       $ 62,199



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)




                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                               1997        1996        1997        1996

Revenues                    $  9,578    $ 10,408     $ 18,144    $ 19,186
Gain on sale of investment
 properties                   48,753          --       48,753          --
Expenses                      (8,279)     (8,526)     (16,014)    (15,967)

Income before minority
 interest in joint
 venture's operations         50,052       1,882       50,883       3,219

Minority interest in joint
 venture's operations           (252)        194         (419)        389

Net income                  $ 49,800    $  2,076     $ 50,464    $  3,608

Allocation of income:
GHI                         $ 15,803    $    659     $ 16,024    $  1,145
GHI II                        33,997       1,417       34,440       2,463

Net income                  $ 49,800    $  2,076     $ 50,464    $  3,608



NOTE E - SALE OF PROPERTIES

On June 24, 1997, the Partnership sold all of its investment properties, consisting of the Hampton Inn-Brentwood, and Hampton Inn-Albuquerque for a sales price of approximately $13,213,000. The Partnership has a controlling interest in two joint venture partnerships, Aurora/GHI Associates No. 1, and North Coast Syracuse Limited Partnership. The Partnership has a non-controlling interest in the joint venture Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, Aurora/GHI Associates No. 1 sold its investment property, Hampton Inn-Aurora for a purchase price of approximately $4,546,000. Additionally, North Coast Syracuse Limited Partnership sold its investment property, Hampton Inn-Syracuse for a sales price of approximately $1,953,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80% sold 17 of its 18 investment properties, Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo,Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, Hampton Inn-Northlake for a purchase price of approximately $105,936,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K for the period ending December 31, 1996). Hampton/GHI's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of $8,651,000.

The aggregate sale price for all 21 properties was approximately $125,649,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $14,447,000. In addition, the Partnership received approximately $19,416,000 from its unconsolidated joint venture in distributions from the sale of its properties. The Partnership made a distribution of $34,992,000 ($947.48 per unit) to its limited partners and approximately $914,000 to the General Partners from these net proceeds in July 1997. It is anticipated that the Partnership will be dissolved during the second half of 1997 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners.

In connection with the sale of Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton is obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount is in excess of the amount to be distributed to Hampton. As a result, the Partnership has set aside as a reserve the amount which otherwise would have been distributed to Hampton pending the payment by Hampton of its deficit restoration obligation. The Partnership is hopeful that Hampton will make its deficit restoration obligation payment during 1997.

The Partnership recognized a gain of approximately $3,794,000 due to the sale of its investment properties and the properties in which the Partnership had a controlling interest. In addition, the Partnership was allocated approximately $15,474,000 from its unconsolidated joint venture, Growth Hotel Investors Combined Fund No. 1, from the sale of seventeen of the joint venture's eighteen properties.

Pursuant to the terms of the settlement agreement with respect to the class actions brought by limited partners of the Partnership and Growth Hotel Investors II ("GHI II"), an affiliated partnership, against among others, the Partnership, GHI II and their general partners, the Partnership and GHI II were required to pay the plaintiffs' attorneys' fees associated with such actions. As a result, an aggregate of $1,800,000 ($583,000 of which is allocable to the Partnership) was paid in the third quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 24, 1997 and August 1, 1997, the Partnership sold all of its investment properties and all of its joint venture properties as discussed in "Note E - Sale of Properties."

The Partnership's net income for the three and six month periods ended June 30, 1997, was approximately $19,146,000 and $19,424,000, respectively, compared to net income of approximately $914,000 and $1,366,000, respectively, for the same periods of 1996. The increase in net income is primarily attributable to the increase in revenue from the Partnership's unconsolidated joint venture due to the sale of seventeen of the eighteen properties in the joint venture. The Partnership was allocated approximately $15,474,000 of the gain from the sale of these properties. Also contributing to the increase in net income is the gain on sale of investment properties due to the sale of the Partnership's investment properties. The change in minority interest in joint ventures' operations is due to the sale of the Hampton Inn- Aurora. (See "Note E- Sale of Properties" for more information relating to these sales.) In addition, general and administrative and interest expenses decreased and interest income increased. The decrease in general and administrative expenses is due to a decrease in expense reimbursements in 1997. Increased expense reimbursements in 1996 were attributable to the combined transition efforts of the administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1s), filing of the first two quarterly reports, and transition of asset management responsibilities to the new administration. The decrease in interest expense is due to the timing of payments in the prior year. The increase in interest income is related to an increase in interest-bearing reserves. Offsetting the above increases to net income are increases in depreciation expense and litigation settlement expense. The litigation settlement in 1997 relates to amounts due in connection with the legal settlement as discussed in "Note E- Sale of Properties". The increase in depreciation expense is due to the purchase of assets in 1996 and 1997 related to renovations at the Partnership's properties.

At June 30, 1997, the Partnership had unrestricted cash of approximately $37,095,000 as compared to approximately $3,780,000 at June 30, 1996. Net cash provided by operations decreased due to increases in accounts receivable and other assets, and decreases in accounts payable and other liabilities as the result of timing of receipts and payments. Net cash provided by investing activities increased due to the receipt of approximately $19,972,000 in net proceeds from the sale of investment properties sold during the second quarter of 1997, as discussed above. In addition, unconsolidated joint venture distributions increased due to the sale of seventeen of the joint venture's eighteen properties. Net cash used in financing activities increased due to the payoff of the mortgages encumbering Hampton Inn- Albuquerque and Hampton Inn- Aurora.

In connection with the sale of Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton is obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount is in excess of the amount to be distributed to Hampton. As a result, the Partnership has set aside as a reserve the amount which otherwise would have been distributed to Hampton pending the payment by Hampton of its deficit restoration obligation. The Partnership is hopeful that Hampton will make its deficit restoration obligation payment during 1997.

Cash distributions were made in the second quarters of 1997 and 1996 totaling approximately $794,000 each. Approximately $739,000 was paid to the limited partners and approximately $55,000 was distributed to the general partner. A cash distribution of approximately $35,906,000 was made in July 1997 from sales proceeds. Approximately $34,992,000 was distributed to the limited partners and approximately $914,000 was distributed to the general partner. It is anticipated that the Partnership will be dissolved during the second half of 1997 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners.

                               PART II - OTHER INFORMATION


ITEM 1.  LEGAL

Pursuant to the terms of the settlement agreement with respect to the class actions brought by limited partners of the Partnership and Growth Hotel Investors II ("GHI II"), an affiliated partnership, against among others, the Partnership, GHI II and their general partners, the Partnership and GHI II were required to pay the plaintiffs' attorneys' fees associated with such actions. As a result, an aggregate of $1,800,000 ($583,000 of which is allocable to the Partnership) was paid in the third quarter of 1997.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)         Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K filed in the second quarter ended June 30, 1997:

           Current report on Form 8-K dated June 24, 1997, as filed with the Securities and Exchange Commission on July 9, 1997.

           Current report on Form 8-K/A dated June 24, 1997, as filed with the Securities and Exchange Commission on August 15, 1997.

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


                            Date:  September 5, 1997