Form 10-Q
period 1997-09-30
GROWTH HOTEL INVESTORS
filed 1997-11-13
CIK 769129

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


               For the quarterly period ended September 30, 1997


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

                                 (864) 239-1000
                            (Issuer's phone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                           GROWTH HOTEL INVESTORS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)


                                                  September 30,  December 31,
                                                      1997           1996
                                                   (Unaudited)      (Note)
Assets
 Cash and cash equivalents                           $ 2,635        $ 4,644
 Restricted cash                                          --            268
 Deferred costs                                           --            652
 Receivables and other assets                             23            189
 Investment in unconsolidated joint venture            4,199          7,767
 Investment properties:
   Land                                                   --          3,098
   Buildings and related personal property                --         21,479
                                                          --         24,577
   Less accumulated depreciation                          --         (9,675)
                                                          --         14,902

    Total assets                                     $ 6,857        $28,422

Liabilities and Partners' Equity (Deficit)


 Accounts payable and other liabilities              $   401        $   523
 Notes payable                                            --          5,412

 Minority interest in joint ventures                      --             42

Partners' Equity (Deficit):
 General partner                                          --           (965)
 Limited partners' (36,932 units outstanding
   at September 30, 1997 and December 31, 1996)        6,456         23,410

    Total partners' equity                             6,456         22,445

    Total liabilities and partners' equity           $ 6,857        $28,422


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

                 See Notes to Consolidated Financial Statements

b)                              GROWTH HOTEL INVESTORS

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)



                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                 1997       1996       1997       1996
Revenues:
 Hotel operations             $   (11)    $ 2,323    $ 3,658     $ 6,046
 Equity in unconsolidated
   joint venture operations     1,605         614     17,619       1,759
 Interest income                   52          33        145         101
 Gain on sale of investment
   properties                      (4)         --      3,790          --
   Total revenues               1,642       2,970     25,212       7,906

Expenses:
 Hotel operations                 109       1,428      2,571       3,849
 Interest                          --         150        280         495
 Depreciation                      --         236        562         668
 General and administrative       246         138        547         519
 Litigation settlement             --          --        583          --
   Total expenses                 355       1,952      4,543       5,531

Net income before minority
 interest in joint ventures'
 operations                     1,287       1,018     20,669       2,375

Minority interest in joint
 ventures' operations              --          11         42          20

Net income                    $ 1,287     $ 1,029    $20,711     $ 2,395

Net income allocated to
 general partners             $   914     $    71    $ 1,934     $   166
Net income allocated to
 limited partners                 373         958     18,777       2,229
                              $ 1,287     $ 1,029    $20,711     $ 2,395

Net income per limited
 partnership unit             $ 10.10     $ 25.94    $508.42     $ 60.35


                    See Notes to Consolidated Financial Statements


c)                                GROWTH HOTEL INVESTORS

                   CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) EQUITY
                                       (Unaudited)
                             (in thousands, except unit data)


                                     Limited     General    Limited
                                   Partnership  Partner's  Partners'    Total
                                      Units      Deficit     Equity     Equity

Original capital contributions       36,932     $    --     $ 36,932  $ 36,932

Partners' (deficit) equity at
   December 31, 1996                 36,932     $  (965)    $ 23,410  $ 22,445

Net income for the nine months
   ended September 30, 1997              --       1,934       18,777    20,711

Cash distributions for the nine
   months ended September 30, 1997       --        (969)     (35,731)  (36,700)

Partners' equity at
   September 30, 1997                36,932     $    --     $  6,456  $  6,456

                      See Notes to Consolidated Financial Statements


d)                                GROWTH HOTEL INVESTORS

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)



                                                          Nine Months Ended
                                                             September 30,
                                                            1997       1996
Cash flows from operating activities:
   Net income                                           $ 20,711     $ 2,395
   Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                           604         733
     Equity in unconsolidated joint venture
      operations                                         (17,629)     (1,759)
     Minority interest in joint ventures' operations         (42)        (20)
     Gain on sale of investment properties                (3,790)         --
     Change in accounts:
        Accounts receivables and other assets                140         (55)
        Accounts payable and other liabilities              (122)        151

          Net cash (used in) provided by operating
           activities                                       (128)      1,445

Cash flows from investing activities:
   Property improvements and replacements                 (1,201)       (761)
   Unconsolidated joint venture distributions             21,197       1,473
   Restricted cash decrease (increase)                       268         (63)
   Net proceeds from sale of investment properties        19,967          --

          Net cash provided by investing
           activities                                     40,231         649

Cash flows from financing activities:
   Cash distributions to partners                        (36,700)       (794)
   Notes payable principal payments                          (13)        (16)
   Repayment of notes payable                             (5,399)         --

          Net cash used in financing activities          (42,112)       (810)

Net (decrease) increase in cash and cash equivalents      (2,009)      1,284

Cash and cash equivalents at beginning of period           4,644       3,600

Cash and cash equivalents at end of period              $  2,635     $ 4,884

Supplemental information:
  Cash paid for interest                                $    317     $   445

                      See Notes to Consolidated Financial Statements

e)                                GROWTH HOTEL INVESTORS


                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Growth Hotel Investors (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corp. (the "Managing General Partner" or "NPI Realty"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997 and 1996:


                                                     For the Nine Months Ended
                                                           September 30,
                                                        1997          1996
                                                          (in thousands)

Reimbursement for services of affiliates (primarily
  included in general and administrative expenses)      $ 93         $180

In accordance with the Partnership Agreement, the general partner receives cash distributions as follows: (a) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (b) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. A portion of the partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions to the general partner for the periods ended September 30, 1997 and 1996 are as follows:

                                                       1997        1996
                                                        (in thousands)
      Partnership management incentive                 $239        $ 40
      Continuing interest                                80          15
      Sales proceeds                                    650          --
      Total                                            $969        $ 55


NOTE C - DISTRIBUTIONS

The Partnership made distributions in May 1997 and June 1996, of approximately $794,000, including $739,000 distributed to the limited partners ($20 per limited partnership unit) and $55,000 to the general partner. A cash distribution of approximately $35,906,000 was made in July 1997 from cash from operations and sales proceeds (see "Note E"). Approximately $34,992,000 was distributed to the limited partners and approximately $914,000 was distributed to the general partner.

NOTE D - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The following are the condensed balance sheets as of September 30, 1997, and December 31, 1996, and condensed statements of operations for the three and nine month periods ended September 30, 1997 and 1996, for the Partnership's investment in Growth Hotel Investors Combined Fund No. 1 (the "Combined Fund"), which is reported under the equity method of accounting.

                               CONDENSED BALANCE SHEETS
                                    (in thousands)


                                                 September 30,    December 31,
                                                     1997             1996
                                                  (Unaudited)        (Note)
Assets
  Cash and cash equivalents                       $  6,850          $  2,228
  Restricted cash                                       --                 3
  Deferred costs and other assets                       --             1,108

  Investment Properties
     Land                                               --            10,369
     Buildings and related personal property            --            79,891
                                                        --            90,260
     Less accumulated depreciation                      --           (31,400)
                                                        --            58,860

     Total assets                                 $  6,850          $ 62,199

Liabilities and Partners' Equity
Liabilities
  Accounts payable and other liabilities          $  5,428          $  1,337
  Due to an affiliate of the joint
    venture partner                                     26               827
  Notes payable                                         --            40,185

  Minority interest in consolidated
    joint venture                                   (9,672)           (5,268)

Partners' Equity
  GHI                                                4,198             7,767
  GHI II                                             6,870            17,351
Total partners' equity                              11,068            25,118

     Total Liabilities and Partners' Equity       $  6,850          $ 62,199

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)



                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                                1997         1996         1997          1996

Revenues                     $    434    $ 10,607      $ 18,578     $ 29,793
Gain on sale of investment
 properties                     5,569          --        54,322           --
Expenses                       (1,070)     (8,570)      (17,084)     (24,537)

Income before minority
 interest in joint
 venture's operations           4,933       2,037        55,816        5,256

Minority interest in joint
 venture's operations             126        (102)         (293)         287

Net income                   $  5,059    $  1,935      $ 55,523     $  5,543

Allocation of income:
GHI                          $  1,595    $    614      $ 17,619     $  1,759
GHI II                          3,464       1,321        37,904        3,784

Net income                   $  5,059    $  1,935      $ 55,523     $  5,543


NOTE E - SALE OF PROPERTIES

On June 24, 1997, the Partnership sold all of its investment properties, consisting of the Hampton Inn-Brentwood, and Hampton Inn-Albuquerque for a sales price of approximately $13,213,000. The Partnership has a controlling interest in two joint venture partnerships, Aurora/GHI Associates No. 1, and North Coast Syracuse Limited Partnership. The Partnership has a non-controlling interest in the joint venture Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, Aurora/GHI Associates No. 1 sold its investment property, Hampton Inn-Aurora for a purchase price of approximately $4,546,000. Additionally, North Coast Syracuse Limited Partnership sold its investment property, Hampton Inn-Syracuse for a sales price of approximately $1,953,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80% sold 17 of its 18 investment properties, Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, Hampton Inn-Northlake for a purchase price of approximately $105,936,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership.
The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K for the period ending December 31, 1996). Hampton/GHI's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of $8,651,000.

The aggregate sale price for all 22 properties was approximately $134,300,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $14,568,000. In addition, the Partnership received approximately $21,197,000 from its unconsolidated joint venture in distributions from operations and the sale of its properties. The Partnership made a distribution of $31,782,000 ($860.55 per unit) to its limited partners and approximately $650,000 to the General Partners from these net proceeds in July 1997. It is anticipated that the Partnership will be dissolved during the fourth quarter of 1997 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners.

In connection with the sale of Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton is obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount is in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. Hampton/GHI received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,093,000. It is expected that this amount, after establishment of reserves, will be distributed by the Partnership prior to year end, at which time the Partnership will be dissolved.

The Partnership recognized a gain of approximately $3,790,000 due to the sale of its investment properties and the properties in which the Partnership had a controlling interest. In addition, the Partnership was allocated approximately $17,238,000 from its unconsolidated joint venture, Growth Hotel Investors Combined Fund No. 1, from the sale of the joint venture's properties.

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

Cash distributions were made in the second quarters of 1997 and 1996 totaling approximately $794,000 each. Approximately $739,000 was paid to the limited partners and approximately $55,000 was distributed to the general partner. A cash distribution of approximately $35,906,000 was made in July 1997 from cash from operations and sales proceeds. Approximately $34,992,000 was distributed to the limited partners and approximately $914,000 was distributed to the general partner. It is anticipated that the Partnership will be dissolved during the fourth quarter of 1997 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners. In this regard, it should be noted that in connection with the sale of Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton is obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount is in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. Hampton/GHI received such payment from Hampton for its deficit restoration obligation on November 5, 1997, in the amount of approximately $9,093,000.

The Partnership's net income for the three and nine month periods ended September 30, 1997, was approximately $1,287,000 and $20,711,000, respectively, compared to net income of approximately $1,029,000 and $2,395,000, respectively, for the corresponding periods of 1996. The increase in net income is primarily attributable to the increase in revenue from the Partnership's unconsolidated joint venture due to the sale of the eighteen properties in the joint venture. The Partnership was allocated approximately $17,238,000 of the gain from the sale of these properties. Also contributing to the increase in net income is the gain on sale of investment properties due to the sale of the Partnership's investment properties. Net income also increased due to decreases in hotel operations expense and depreciation expense due to the sale of all of the Partnership's investment properties. In addition, interest expense decreased and interest income increased. The decrease in interest expense is due to the payoff of the mortgages encumbering Hampton Inn-Albuquerque and Hampton Inn-Aurora. The increase in interest income is related to an increase in interest-bearing reserves. Offsetting the above increases to net income are a decrease in hotel operations revenue and an increase in litigation settlement expense. The decrease in hotel operations revenue is due to the sale of all of the Partnership's investment properties. The litigation settlement in 1997 relates to amounts paid in connection with the legal settlement as discussed in "Note E-Sale of Properties". The change in minority interest in joint ventures' operations is due to the sale of the Hampton Inn-Aurora. (See "Note E- Sale of Properties" for more information relating to these sales.)

At September 30, 1997, the Partnership had cash and cash equivalents of approximately $2,635,000 as compared to approximately $4,884,000 at September 30, 1996. The change from net cash provided by operations to net cash used in operations is due to a decrease in accounts payable and other liabilities as the result of timing of payments and due to the decrease in operating income related to the sale of the Partnership's investment properties. Net cash provided by investing activities increased due to the receipt of approximately $19,967,000 in net proceeds from the sale of investment properties sold during the second quarter of 1997, as discussed above. In addition, unconsolidated joint venture distributions increased due to the sale of the joint venture's eighteen properties. Net cash used in financing activities increased due to the distribution of approximately $35,906,000 in July 1997 from sales proceeds and the payoff of the mortgages encumbering Hampton Inn-Albuquerque and Hampton Inn-Aurora.

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

b)         Reports on Form 8-K:

           None were filed during the quarter ended September 30, 1997.

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


                            Date:  November 13, 1997