Form 10-K
period 1997-12-31
GROWTH HOTEL INVESTORS
filed 1998-05-12
CIK 769129

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

                For the fiscal year ended December 31, 1997, or

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

                             GROWTH HOTEL INVESTORS
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM 1.   BUSINESS

Growth Hotel Investors, a California Limited Partnership (the "Registrant" or the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. The managing general partner of the Registrant is Montgomery Realty Company-85 ("MRC-85" or the "Managing General Partner"), a California general partnership of which NPI Realty Management Corp. ("NPI Realty"), a Florida corporation, is the managing general partner, and Fox Realty Investors ("FRI"), a California general partnership, is the co-general partner. NPI Equity Investments II, Inc. ("NPI Equity") a Florida corporation, is the managing general partner of FRI. On November 15, 1995, Montgomery Realty Corporation, a California corporation, withdrew as a general partner of MRC-85 and NPI Realty was admitted as a general partner. In February 1996, NPI Realty became the managing general partner of MRC-85. Prior to February 1996, FRI was the managing general partner of MRC-85.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity and NPI Realty was acquired by Insignia Properties Trust. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and NPI Realty. See "Item 9. Directors, Executive officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

The principal business of the Registrant was to acquire, primarily through joint ventures, hold for investment, and ultimately sell hotels. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type.

Beginning in October 1985 through May 15, 1986, the Registrant offered and sold $36,932,000 in Limited Partnership Assignee Units ("Units" or "Limited Partnership Assignee Units"). The net proceeds of this offering were used to purchase initially, through joint ventures, interests in twenty-three hotels, including eighteen acquired through a joint venture, Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership ("Combined Fund"), with Growth Hotel Investors II, a California limited partnership ("GHI II") affiliated with the Registrant's managing general partner. The Combined Fund had a controlling interest in the eighteen hotels acquired. The acquisition activities of the Registrant were completed on September 15, 1988. The Registrant's original property portfolio was geographically diversified with properties located in twelve states. In 1988, Mariner/GHI Associates No. 1, a 50 percent owned joint venture, which joint venture owned the Hampton Inn-Albuquerque North, was terminated and the Registrant was assigned the joint venture partner's interest in the property. In 1990 the Registrant purchased its joint venture partner's 50 percent interest in the Hampton Inn-Brentwood.
In 1991, the Registrant converted its joint venture partner's 48 percent general partnership interest in the Hampton Inn Syracuse joint venture into a limited partnership interest. In 1994, the joint venture which owned the Hampton Inn-Elk Grove lost its property through foreclosure.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed below, the Registrant and Growth Hotel Investors ("GHI"), the Registrant's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Registrant and GHI retained Bear, Stearns & Co Inc. to assist in the marketing of such properties. As described in "Item 2. Properties", the Registrant sold all of its assets during 1997. As a result, it is anticipated that a final distribution will be made to the Registrant's partners during 1998 and that the Registrant will be dissolved.

On October 2, 1995, the Registrant was granted the option to acquire its joint venture partner's interest in Aurora/GHI Associates No. 1, the joint venture which owns the Hampton Inn-Aurora for $150,000. The Registrant acquired such interest in April 1997.

The Registrant was involved in only one industry segment, as described above. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. It is anticipated, however, that the Partnership will be liquidated prior to the consummation of the AIMCO transaction. In any event, it is not anticipated that this transaction will have a material effect on the Partnership.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Units at a purchase price of $705.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule 14D-9 filed with the Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amended by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No. 2" thereto, as filed with the Commission on March 14, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired 13,401 units with respect to this offer.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

As of December 31, 1997, the Partnership adopted the liquidation basis of accounting as a result of the sale of all of its investment properties as discussed below.

On June 24, 1997, the Partnership sold all of its investment properties, consisting of the Hampton Inn-Brentwood, and Hampton Inn-Albuquerque for a sales price of approximately $13,502,000. The Partnership has a controlling interest in two joint venture partnerships, Aurora/GHI Associates No. 1, and North Coast Syracuse Limited Partnership. The Partnership has a non-controlling interest in the joint venture Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, Aurora/GHI Associates No. 1 sold its investment property, Hampton Inn-Aurora for a purchase price of approximately $4,830,000. Additionally, North Coast Syracuse Limited Partnership sold its investment property, Hampton Inn-Syracuse for a sales price of approximately $2,294,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80% sold 17 of its 18 investment properties, Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, Hampton Inn-Northlake for a purchase price of approximately $107,576,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership.
The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates. Hampton/GHI's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of $8,758,000.

The aggregate sale price for all 22 properties was approximately $136,960,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $14,411,000. In addition, the Partnership received approximately $26,207,000 from its unconsolidated joint venture in distributions from operations and the sale of its properties. The Partnership made distributions of $32,720,000 ($885.95 per unit) to its limited partners and approximately $668,000 to the General Partners from these net proceeds in July and December 1997. It is anticipated that the Partnership will be dissolved during 1998 and the remaining cash and any funds from operations will be distributed to the partners at that time.

In connection with the sale of the properties owned by Hampton/GHI Associates No. 1 and the liquidation of the joint venture, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Joint Venture Agreement, Hampton was obligated to contribute to the joint venture an amount equal to the deficit of its tax capital account, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. The joint venture received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,067,000.

The Partnership recognized a gain of approximately $3,908,000 due to the sale of its investment properties and the properties in which the Partnership had a controlling interest. In addition, the Partnership was allocated a gain of approximately $18,422,000 from its unconsolidated joint venture, Growth Hotel Investors Combined Fund No. 1, from the sale of the joint venture's properties.

ITEM 3.    LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of 1997 a proxy statement detailing the particulars of the sales transactions noted in "Item 2. Description of Properties" was submitted to a vote of unit holders and approved.



                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No established trading market for Limited Partnership Assignee Units exists, nor is any expected to develop. As a result of the sale of all of its investment properties, the Partnership has adopted the liquidation basis of accounting, and expects to distribute all remaining funds and terminate the Partnership in 1998.

During the years ended December 31, 1997 and 1996, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


        Distribution with                          Amount of Distribution
        Respect to Quarter Ended                        Per Unit (*)

                                                    1997            1996
        March 31                                    $  0            $  0
        June 30                                     $ 20            $ 20
        September 30                                $947            $  0
        December 31                                 $ 91            $ 20



(*) The amounts listed represent distributions of cash from operations and cash from sales. (See "Item 7, Management's Discussion and Analysis or Plan of Operation", for information relating to the Partnership's future distributions.)

As of December 31, 1997, there were 1,841 holders of record owning an aggregate of 36,932 Units.



ITEM 6.   SELECTED FINANCIAL DATA

The following represents selected financial data for the Registrant for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. The data should be read in conjunction with "Item 8, Consolidated Financial Statements." This data is not covered by the independent auditors' report.


                                          For the Year Ended December 31,
                                       1997    1996    1995   1994     1993

                                   (Amounts in thousands except per unit data)

Total Revenues                      $26,192  $ 9,831 $10,341 $10,049  $10,895

Income Before Minority
  Interest in Joint Ventures'
  Operations and Extraordinary Item $21,395  $ 2,558 $ 3,556 $ 2,920  $ 2,716

Minority Interest In Joint Ventures'
  Operations                            (76)      35    (28)     (36)     (36)

Extraordinary Item - Gain On
  Extinguishment Of Debt                 --       --     --      606       --

Net Income                          $21,319  $ 2,593 $ 3,528 $ 3,490  $ 2,680

Net Income Per Limited
  Partnership Assignee Unit (1):

Income Before Extraordinary Item    $   537  $    65 $    89 $    73  $    68

Extraordinary Item - Gain On
  Extinguishment of Debt                 --       --      --      15       --

Net Income                          $   537  $    65 $    89 $    88  $    68

Total Assets                        $ 4,157  $28,422 $27,510 $27,898  $31,672

  Notes Payable                     $    --  $ 5,412 $ 5,433 $ 7,655  $12,488

Cash Distributions Per Limited
  Partnership Assignee Unit (actual
  amount based on admission to
  partnership)                      $ 1,059  $    40 $    40 $    40  $    35

(1) $1,000 original contribution per unit, based on weighted average limited partnership assignee units outstanding during the period after allocation to the general partner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

At December 31, 1997 the Partnership had cash and cash equivalents of approximately $2,562,000 as compared to approximately $4,644,000 at December 31, 1996. For the year ended December 31, 1997, cash and cash equivalents decreased approximately $2,082,000 compared to an increase of approximately $1,044,000 for the year ended December 31, 1996. The decrease in net cash provided by operating activities is due to the decrease in operating income related to the sale of the Partnership's investment properties. Net cash provided by investing activities increased due to the receipt of approximately $19,967,000 in net proceeds from the sale of investment properties sold during 1997. In addition, unconsolidated joint venture distributions increased due to the sale of the joint venture's eighteen properties. Net cash used in financing activities increased due to the distribution of approximately $40,129,000 and the payoff of the mortgages encumbering Hampton Inn-Albuquerque and Hampton Inn-Aurora.

Cash distributions were made in the second, third and fourth quarters of 1997.
A cash distribution of approximately $794,000 was made in June 1997. Approximately $739,000 was paid to the limited partners and approximately $55,000 was distributed to the general partner. A cash distribution of approximately $35,906,000 was made in July 1997 from cash from operations and sales proceeds. Approximately $34,992,000 was distributed to the limited partners and approximately $914,000 was distributed to the general partner. A cash distribution of approximately $3,429,000 was made in December 1997 from cash from operations and sales proceeds. Approximately $3,362,000 was distributed to the limited partners and approximately $67,000 was distributed to the general partner. In connection with the sale of the properties owned by Hampton/GHI and the liquidation of the joint venture, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton was obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. Hampton/GHI received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,067,000.

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partner would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,004,000. The General Partner has agreed to take 50% of such allocation or $502,000, which has been accrued at December 31, 1997.

The Partnership holds a warranty reserve escrow account in the amount of approximately $1,595,000. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 30, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.

Cash distributions were made in both 1996 and 1995 totaling approximately $1,587,000, of which approximately $1,477,000 was distributed to the limited partners and approximately $110,000 was distributed to the general partner for each year.

Results of Operations

1997 Compared to 1996

On June 24, 1997 and August 1, 1997 the Partnership sold all of its investment properties and all of its joint venture properties as discussed in "Item 8. Financial Statements Note B - Sale of Properties."

As a result of the sale of its investment properties and the decision to liquidate the Partnership, the Partnership changed its basis of accounting to the liquidation basis of accounting for its financial statements at December 31, 1997. Consequently, assets have been valued at their estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than the amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

The Partnership's net income as reported in the financial statements for the year ended December 31, 1997, was approximately $21,319,000 compared to approximately $2,593,000 for the corresponding period of 1996 (see "Item 8. Financial Statements Note H" for a reconciliation of these amounts to the Partnership's federal taxable income). The increase in net income is primarily attributable to the increase in revenue from the Partnership's unconsolidated joint venture due to the sale of the eighteen properties owned by the joint venture. The Partnership was allocated approximately $18,422,000 of the gain from the sale of these properties. Also contributing to the increase in net income is the gain on the sale of investment properties due to the sale of the Partnership's investment properties. As a result of the sale of the Partnership's investment properties, hotel operations revenues, hotel operations expenses, depreciation and interest expense decreased. The litigation settlement in 1997 relates to amounts paid in connection with the legal settlement as discussed in "Item 8. Financial Statements Note B - Sale of Properties". The change in minority interest in joint ventures' operations is due to the sale of the Hampton Inn-Aurora.

The statement of net assets in liquidation as of December 31 1997, includes approximately $130,000 of accrued costs, net of income, that the General partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the third quarter of 1998. These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

1996 Compared to 1995

The Partnership's net income as reported in the financial statements for the year ended December 31, 1996, was approximately $2,593,000 compared to net income of approximately $3,528,000 for the corresponding period of 1995 (see "
Item 8. Financial Statements Note H" for a reconciliation of these amounts to the Partnership's federal taxable income). The decrease in net income is attributable to a decrease in hotel operating revenue, equity from unconsolidated joint ventures and interest income and an increase in hotel operations expenses, general and administrative expenses and depreciation expense. The decrease in hotel operations revenue is due to decreases in occupancy at the Partnership's Aurora and Albuquerque properties. The decrease in occupancy at the properties was partially offset by increases in average daily room rates. The decrease in occupancy at Aurora was due to rooms being out of service for renovations. The decrease in occupancy at the Albuquerque property is related to the construction of new hotels in the area. The decrease in interest income is due to a decrease in the average working capital available for investment. The increase in general and administrative expenses is due to an increase in professional fees, cost reimbursements and additional administrative costs associated with the potential sale of the properties and the liquidation of the Partnership. The increase in expense reimbursements during the year ended December 31, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partners K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. The increase in depreciation expense in 1996 is due to additions to property and improvements during the third and fourth quarters of 1995, as well as the purchase of assets in 1996 related to renovations at the Partnership's properties. Offsetting the items noted above is a decrease in interest expense due to the repayment of the mortgage encumbering the Hampton Inn-Brentwood property on December 1, 1995.

Unconsolidated Joint Venture Operations
(Growth Hotel Investors Combined Fund No. 1)

1997 Compared to 1996

Operating results, prior to minority in joint venture operations and gain on sale of investment properties, was $1,666,000 for the year ended December 31, 1997 as compared to $5,469,000 for 1996. This is a result of the sale of 17 of its 18 investment properties in June 1997 and the remaining property in August 1997. The gain recognized as a result of these sales was $58,044,000.

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

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements of the Partnership expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

GROWTH HOTEL INVESTORS

LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Statement of Net Assets in Liquidation - December 31, 1997

      Consolidated Balance Sheet - December 31, 1996

      Consolidated Statements of Operations-Years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Partners' Capital (Deficit)/Net Assets in
          Liquidation-Years ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows-Years ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements








To the Partners
Growth Hotel Investors,
a California Limited Partnership
Greenville, South Carolina


                          Independent Auditors' Report



We have audited the accompanying statement of net assets in liquidation, and the consolidated balance sheet of Growth Hotel Investors, a California Limited Partnership, (the "Partnership") as of December 31, 1997 and 1996, respectively, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Growth Hotel Investors, a California Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                               /s/ Imowitz Koenig & Co., LLP
                                               Certified Public Accountants


New York, N.Y.
March 30, 1998

                             GROWTH HOTEL INVESTORS

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)
                               December 31, 1997




Assets
 Cash and cash equivalents                                 $2,562
 Escrow receivable                                          1,595
                                                            4,157
Liabilities
 Accounts payable and state withholding taxes payable         522
 Distribution payable to general partner                      502
 Estimated costs during the period
   of liquidation                                             130
                                                            1,154
 Net Assets in liquidation                                 $3,003


                 See Notes to Consolidated Financial Statements

                             GROWTH HOTEL INVESTORS

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1996




Assets
  Cash and cash equivalents                                       $  4,644
  Restricted cash                                                      268
  Deferred costs                                                       652
  Accounts receivables and other assets                                189
  Investment in unconsolidated joint venture                         7,767
  Investment properties:
   Land                                                              3,098
   Buildings and related personal property                          21,479
                                                                    24,577
 Less accumulated depreciation                                      (9,675)
                                                                    14,902

 Total assets                                                     $ 28,422

Liabilities and Partners' Capital
Liabilities
  Accounts payable and other liabilities                          $    523
  Notes payable                                                      5,412

Minority interest in joint ventures                                     42

Partners' Capital (Deficit):
  General partner                                                     (965)
  Limited partners' (36,932 units outstanding
      at December 31, 1996)                                         23,410
 Total partners' capital                                            22,445

 Total liabilities and partners' capital                          $ 28,422


                 See Notes to Consolidated Financial Statements

                             GROWTH HOTEL INVESTORS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                   Years Ended December 31,
                                                  1997       1996       1995
Revenues:
  Hotel operations                            $   3,658    $7,830    $ 8,091
  Equity in unconsolidated
    joint venture operations                     18,440     1,851      2,021
  Interest income                                   186       150        229
  Gain on sale of investment properties           3,908        --         --

    Total revenues                               26,192     9,831     10,341

Expenses (including $150, $201, and $140
    paid to the general partner and
    affiliates in 1997, 1996 and 1995):
 Hotel operations                                 2,606     5,107      4,839
 Interest                                           280       594        798
 Depreciation                                       561       941        750
 Litigation settlement                              583        --         --
 General and administrative                         767       631        398
    Total expenses                                4,797     7,273      6,785

Net income before minority
    interest in joint ventures'
    operations                                   21,395     2,558      3,556
Minority interest in joint
    ventures' operations                            (76)       35        (28)
Net Income                                    $  21,319    $2,593    $ 3,528

Net income allocated to general partners      $   2,503    $  179    $   247
Net income allocated to limited partners         18,816     2,414      3,281
                                              $  21,319    $2,593    $ 3,528

Net income per limited
    partnership unit                          $  509.48    $65.36    $ 88.84
Cash distributions per
    limited partnership unit                  $1,058.51    $39.99    $ 39.99

                 See Notes to Consolidated Financial Statements

                             GROWTH HOTEL INVESTORS

                     CONSOLIDATED STATEMENTS OF CHANGES IN
             PARTNERS' CAPITAL (DEFICIT)/NET ASSETS IN LIQUIDATION
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General     Limited     Total
                                  Units      Partners'   Partners'   Capital

Original capital contributions    36,932      $    --    $36,932    $ 36,932

Partners' (deficit) capital at
  December 31, 1994               36,932      $(1,171)   $20,669     $19,498

Net income for the year ended
  December 31, 1995                   --          247      3,281       3,528

Distributions                         --         (110)    (1,477)     (1,587)

Partners' (deficit) capital
  December 31, 1995               36,932       (1,034)    22,473      21,439

Net income for the year ended
  December 31, 1996                   --          179      2,414       2,593

Distributions                         --         (110)    (1,477)     (1,587)

Partners' (deficit) capital at
  December 31, 1996               36,932         (965)     23,410     22,445

Net income for the year ended
  December 31, 1997                   --        2,503     18,816      21,319

Distributions                         --       (1,538)   (39,093)    (40,631)

Partners' capital at
  December 31, 1997               36,932      $    --   $  3,133       3,133

Adjustment to liquidation basis                                         (130)

Net assets in liquidation at
  December 31, 1997                                                 $  3,003


                 See Notes to Consolidated Financial Statements

                             GROWTH HOTEL INVESTORS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years Ended December 31,
                                                           1997     1996     1995
Cash Flows From Operating Activities:
 Net income                                             $ 21,319  $ 2,593  $  3,528
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
 Depreciation and amortization                               604    1,028       838
 Equity in unconsolidated joint venture
   operations                                            (18,440)  (1,851)   (2,021)
 Minority interest in joint ventures' operations              76      (35)       28
 Deferred income                                              --       --       (40)
 Deferred costs paid                                          --       --      (775)
 Gain on sale of investment properties                    (3,908)      --        --
 Change in accounts:
   Accounts receivable and other assets                      163       43       (26)
   Accounts payable, state withholding taxes
     payable and other liabilities                            (1)     (39)      (95)

    Net cash (used in) provided by operating
      activities                                            (187)   1,739     1,437

Cash Flows From Investing Activities:
 Warranty escrow                                          (1,595)      --        --
 Property improvements and replacements                   (1,201)  (1,245)   (1,428)
 Unconsolidated joint venture distributions               26,207    2,237     2,355
 Restricted cash decrease (increase)                         268      (79)      146
 Net proceeds from sale of investment properties          19,967       --        --

    Net cash provided by investing activities             43,646      913     1,073

Cash Flows From Financing Activities:
 Cash distributions to partners                          (40,129)  (1,587)   (1,587)
 Notes payable principal payments                            (13)     (21)      (36)
 Repayment of notes payable                               (5,399)      --    (2,186)

    Net cash used in financing activities                (45,541)  (1,608)   (3,809)

(Decrease) Increase in Cash and Cash Equivalents          (2,082)   1,044    (1,299)

Cash and Cash Equivalents at Beginning of Year             4,644    3,600     4,899

Cash and Cash Equivalents at End of Year                $  2,562  $ 4,644  $  3,600

Supplemental disclosure of cash flow information:
      Interest paid in cash during the year             $    325  $   556  $    813

Supplemental disclosure of non-cash financing activity:
     Distributions payable                              $    502  $    --  $     --

                 See Notes to Consolidated Financial Statements

                             GROWTH HOTEL INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Growth Hotel Investors, (the "Partnership" or the "Registrant"), is a limited partnership organized in 1984 under the laws of the State of California to acquire, primarily through joint ventures, hold for investment, and ultimately sell limited service hotels which are franchised by Hampton Inns, Inc. ("Hampton"), a wholly owned subsidiary of the Promus Companies, Inc. ("Promus"). The Partnership owned properties in Albuquerque, New Mexico, and Nashville, Tennessee, and has 50 percent joint venture interests in two partnerships which owned properties in Syracuse, New York, and Aurora, Colorado, respectively. The Partnership also has an investment in another joint venture in which the Partnership does not have a controlling interest. The properties owned by this joint venture are located in Alabama, Arkansas, Georgia, Michigan, North Carolina, South Carolina, Tennessee and Texas. The general partner is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty Management Corp. ("NPI Realty"), a Florida corporation. On February 13, 1996, NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995 became the managing general partner of MRC-85. Capital contributions of $36,932,000 ($1,000 per unit) were made by the limited partners.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 15,000 of the outstanding Limited Partnership Units ("the Units") at a purchase price of $705.00 per Unit. An affiliate of the Managing General Partner has an interest in Devon Associates. Devon Associates acquired 13,401 Units with respect to this offer.

The Partnership sold its investment properties on June 24, 1997 to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1997 to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The statement of net assets in liquidation as of December 31, 1997, includes approximately $130,000 of accrued costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during 1998. These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

On March 17, 1998, Insignia Financial Group, Inc. ("Insignia") entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. It is anticipated, however, that the Partnership will be liquidated prior to the consummation of the AIMCO transaction. In any event, it is not anticipated that this transaction will have a material effect on the Partnership.

Principles of Consolidation

The consolidated financial statements include the Partnership and the two joint ventures in which the Partnership has a controlling interest. All significant intercompany transactions and balances have been eliminated.

The investment in another joint venture in which the Partnership does not have a controlling interest is accounted for under the equity method of accounting.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $210,000, $400,000 and $530,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Investment Properties

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation

Depreciation is computed using the straight-line method based on estimated useful lives ranging from 5 to 39 years.

Deferred Costs

Deferred costs represent the buyout of a services agreement, deferred financing costs and deferred franchise fees. The buyout of the services agreement was being amortized over the remaining term of the services agreement which was 7 years. Financing costs were deferred and amortized, as interest expense, over the lives of the related loans, or expensed, if financing was not obtained. Franchise fees paid in connection with the acquisition of the hotels were deferred and were amortized over the lives of the franchise agreements, which ranged from ten to twenty years. Land lease costs paid in connection with acquisition of certain hotels were deferred and amortized over the lives of the lease agreements. In connection with the sale of properties during 1997 all remaining deferred cost balances were written off.

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

Reclassification

Certain reclassifications have been made to the 1996 and 1995 balances to conform to the 1997 presentation.

NOTE B - SALE OF PROPERTIES

On June 24, 1997, the Partnership sold all of its investment properties, consisting of the Hampton Inn-Brentwood, and Hampton Inn-Albuquerque for a sales price of approximately $13,502,000. The Partnership has a controlling interest in two joint venture partnerships, Aurora/GHI Associates No. 1, and North Coast Syracuse Limited Partnership. The Partnership has a non-controlling interest in the joint venture Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, Aurora/GHI Associates No. 1 sold its investment property, Hampton Inn-Aurora for a purchase price of approximately $4,830,000. Additionally, North Coast Syracuse Limited Partnership sold its investment property, Hampton Inn-Syracuse for a sales price of approximately $2,294,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80% sold 17 of its 18 investment properties, Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, Hampton Inn-Northlake for a purchase price of approximately $107,576,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates. Hampton/GHI's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of $8,758,000.

The aggregate sale price for all 22 properties was approximately $136,960,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $14,411,000. In addition, the Partnership received approximately $26,207,000 from its unconsolidated joint venture in distributions from operations and the sale of its properties. The Partnership made aggregate distributions of $32,720,000 ($885.95 per unit) to its limited partners and approximately $668,000 to the General Partners from these net proceeds in 1997. It is anticipated that the Partnership will be dissolved during 1998 and the remaining proceeds and any funds from operations will be distributed to the partners at that time.

In connection with the sale of Hampton/GHI Associates No. 1's properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Joint Venture Agreement, Hampton was obligated to contribute to the joint venture an amount equal to the deficit of its tax capital account, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. The joint venture received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,067,000.

The Partnership recognized a gain of approximately $3,908,000 due to the sale of its investment properties and the properties in which the Partnership had a controlling interest. In addition, the Partnership was allocated a gain of approximately $18,422,000 from its unconsolidated joint venture, Growth Hotel Investors Combined Fund No. 1, from the sale of the joint venture's properties.

Pursuant to the terms of the settlement agreement with respect to the class actions brought by limited partners of the Partnership and Growth Hotel Investors II ("GHI II"), an affiliated partnership, against among others, the Partnership, GHI II and their general partners, the Partnership and GHI II were required to pay the plaintiffs' attorneys' fees associated with such actions. As a result, an aggregate of $1,800,000 ($583,000 of which is allocable to the Partnership) was paid in 1997.

NOTE C - ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At December 31, 1997, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was an increase in net liabilities of approximately $130,000 which is included in the Statement of Changes of Partners' Capital (Deficit)/Net Assets in Liquidation.

NOTE D - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997, 1996, and 1995:

                                                       1997    1996   1995
                                                         (in thousands)
Reimbursement for services of affiliates ( primarily
  included in general and administrative expenses)    $ 150  $ 201  $ 140

In accordance with the partnership agreement, the general partner receives cash distributions as follows: (a) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (b) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. A portion of the partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions accrued or paid to the general partner for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                     1997      1996    1995
                                        (in thousands)
Partnership management incentive  $  741       $ 79    $ 79
Continuing interest                  129         31      31
Sales proceeds                       668         --      --
Total                             $1,538       $110    $110


NOTE E - RELATED PARTY TRANSACTIONS

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1997, 1996 and 1995 were approximately $0, $40,000 and $76,000, respectively.

NOTE F - DEFERRED COSTS

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

The cost of the amendment is being amortized over the remaining term of the service agreement of 8 years. For the years ended December 31, 1997, 1996 and 1995, approximately $39,000, $78,000 and $77,000, respectively, was amortized and included in general and administrative expenses.

At December 31, 1996, accumulated amortization of the service agreement's deferred costs totaled approximately $155,000.

At December 31, 1996, accumulated amortization of the franchise fees deferred costs totaled approximately $30,000. The fully amortized costs were written off during 1996.

The remaining deferred costs associated with the MMI agreement were written off in 1997 as a result of the sale of investment properties and the Partnerships adoption of the liquidation basis of accounting.

NOTE G - INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

The Combined Fund acquired an 80% interest in a separate joint venture, Hampton/GHI Associates No. 1, which was formed to acquire and has acquired eighteen Hampton Inn hotels. Hampton Inns owns a 20% subordinated interest. The Partnership's interest in the Combined Fund has been reported under the equity method of accounting.

As noted in Note B, the joint venture sold the eighteen Hampton inn Hotels in 1997. As a result of this sale, the joint venture has distributed the majority of its funds as of December 31, 1997. It is anticipated that any remaining funds will be distributed during 1998. At December 31, 1997 the Combined Fund had assets of $153,000 and liabilities and estimated costs of liquidation of $221,000 resulting in net liabilities in liquidation of $68,000.

Summary financial information for Growth Hotel Investors Combined Fund No. 1 Joint Venture is as follows (in thousands):


                                  December 31, 1996

Total assets                         $ 62,199
Total liabilities                     (37,081)

Total ventures' equity               $ 25,118

                                                   December 31,
                                       1997             1996            1995

Total revenues                     $ 76,664         $ 38,327         $ 37,156
Total expenses                      (16,954)         (32,858)         (30,710)

Minority interest                       455              393              (76)

Net income                         $ 60,165         $  5,862         $  6,370

Allocation of income:
  GHI                              $ 18,440         $  1,851         $  2,021
  GHI II                             41,725            4,011            4,349

Net income                         $ 60,165         $  5,862         $  6,370

In 1997, 1996 and 1995 the Partnership received distributions of approximately $26,207,000, $2,237,000 and $2,355,000, respectively, from the Joint Venture.

NOTE H - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                                       1997       1996        1995
                                                     (in thousands, except unit data)
Net income - financial statements                    $21,319    $ 2,593     $ 3,528
Differences resulted from:
 Deferred costs                                           --         --        (775)
 Depreciation and amortization                           333       (120)       (141)
 Equity in unconsolidated joint venture operations       955       (180)       (200)
 Minority interest                                    (2,282)        21           8
  Gain on sale and other                               3,366         15          30

Net income - income tax method                       $23,691    $ 2,329     $ 2,450

Taxable income per limited partnership
 Assignee unit after giving effect to the
 Allocation to the general partner                   $   585    $    59     $    62

Partner's capital-financial statements               $    --    $22,445     $21,439
Net assets in liquidation, as reported                 3,003
Differences resulted from:
 Deferred sales commissions and organization
  costs                                                4,946      4,946       4,946
 Commission reduction reimbursed to investors             43         43          43
 Depreciation and amortization                            --     (1,744)     (1,624)
 Deferred costs                                           --       (775)       (775)
 Equity in unconsolidated joint venture operations        --     (1,019)       (839)
 Minority interest                                        --      1,455       1,434
 Other                                                   620       (295)       (310)

Partners' capital-income tax method                  $ 8,612    $25,056     $24,314

NOTE I - COMMITMENT AND CONTINGENCIES

In connection with the sale of the properties owned by Hampton/GHI Associates No. 1 and the liquidation of the joint venture, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Joint Venture Agreement, Hampton was obligated to contribute to the joint venture an amount equal to the deficit of its tax capital account, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. The Joint Venture received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,067,000.

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partner would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,004,000. The General Partner has agreed to take 50% of such allocation or $502,000, which has been accrued at December 31, 1997.

The Partnership holds a warranty reserve escrow account in the amount of approximately $1,595,000. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 30, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.

NOTE J - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

Reconciliation of Investment Properties and Accumulated Depreciation:

                                    Years Ended December 31,
                                   1997       1996       1995
                                         (in thousands)

Balance at beginning of year   $ 24,577    $23,332   $ 21,904
Property improvements             1,201      1,245      1,428
Retirement of assets            (25,778)        --         --

Balance at end of year         $     --    $24,577   $ 23,332

Accumulated Depreciation

Balance at beginning of year   $  9,675    $ 8,734   $  7,984
Additions charged to expense        561        941        750
Retirement of assets            (10,236)        --         --

Balance at end of year         $     --    $ 9,675   $  8,734

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, respectively is approximately $23,742,000 and $22,482,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, and 1995, respectively is approximately $11,316,000 and $10,165,000.

NOTE K - OPTION TO ACQUIRE JOINT VENTURE PARTNER'S INTEREST

On October 2, 1995, the Registrant was granted the option to acquire its joint venture partner's interest in Aurora/GHI Associates No. 1, the joint venture which owns the Hampton Inn-Aurora for $150,000. The Registrant acquired such interest in April 1997.

NOTE L - TENDER OFFERS

On February 15, 1996, Devon Associates ("Devon") offered to purchase up to 21,000 and 15,000 limited partnership outstanding units (the "Units") of GHI II, and the Partnership, respectively. Devon Associates acquired 17,302 and 13,401 units, with respect to these offers, respectively. The offer for the Partnerships Units was at a purchase price of $750 and $705, respectively, per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase.

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

The names and positions held by the officers and directors of NPI Realty are as follows:

     Name                                Age               Position

William H. Jarrard, Jr.                  51                President and
                                                           Director

Ronald Uretta                            41                Vice President and
                                                           Treasurer

Daniel M. LeBey                          32                Vice President and
                                                           Secretary

Robert D. Long, Jr.                      30                Vice President

Kelley M. Buechler                       40                Assistant Secretary

Martha L. Long                           38                Controller


William H. Jarrard, Jr. has been President and Director of NPI Realty since January 1996. He has acted as Senior vice President of Insignia Properties Trust ("IPT"), parent of the General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of NPI Realty since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Daniel M. LeBey has been Vice President and Secretary of NPI Realty since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Robert D. Long, Jr. has been Vice President of NPI Realty since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Kelley M. Buechler has been Assistant Secretary of NPI Realty since January 1996, and Assistant Secretary of Insignia since 1991.

Martha L. Long has been Controller of NPI Realty since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

There are no family relationships between or among any officers and directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1998.

Name and address of                 Amount and nature of
Beneficial Owner                    Beneficial Owner       % of Class

Devon Associates (1) (2)                13,401              36.29%

All directors and executive
     officers as a group
     (four persons)
______________________

          (1) The business address for Devon Associates is 100 Jericho Quadrangle, Suite 214, Jericho, New York 11753.
          (2) Based upon information supplied to the Registrant by Devon Associates.

The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. Affiliates of the Managing General Partner own less than one percent of the Registrant's voting securities. However, an affiliate of the Managing General Partner holds an interest in Devon Associates.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant except as follows. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. It is anticipated, however, that the Partnership will be liquidated prior to the consummation of the AIMCO transaction. In any event, it is not anticipated that this transaction will have a material effect on the Partnership.

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

The following transactions with affiliates of the Managing General Partner were charged to expense in 1997, 1996, and 1995:

                                            1997      1996      1995
                                                (in thousands)
Reimbursement for services of affiliates    $ 150    $ 201     $ 140

In accordance with the partnership agreement, the general partner receives cash distributions as follows: (a) a partnership management incentive not to exceed ten percent, determined on a cumulative, noncompounded basis, of cash from operations available for distribution (as defined in the partnership agreement) distributed to partners, and (b) a continuing interest representing a two percent share of cash distributions, after allocation of the partnership management incentive. A portion of the partnership management incentive is subordinated to certain cash distributions to the limited partners. Cash distributions to the general partner for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                           1997       1996       1995
                                                 (in thousands)
Partnership management incentive         $  741      $ 79        $ 79
Continuing interest                         129        31          31
Sales proceeds                              668        --          --

Total                                    $1,538      $110        $110

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1997, 1996 and 1995 were $0, $40,000 and $76,000, respectively.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed above, the Partnership and GHI II, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and GHI II retained Bear, Stearns & Co. Inc. to assist in the marketing of such properties. On June 24, 1997, the Partnership sold all of its investment properties, consisting of the Hampton Inn-Brentwood, and Hampton Inn-Albuquerque for a sales price of approximately $13,502,000. The Partnership has a controlling interest in two joint venture partnerships, Aurora/GHI Associates No. 1, and North Coast Syracuse Limited Partnership. The Partnership has a non-controlling interest in the joint venture Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, Aurora/GHI Associates No. 1 sold its investment property, Hampton Inn-Aurora for a purchase price of approximately $4,830,000. Additionally, North Coast Syracuse Limited Partnership sold its investment property, Hampton Inn-Syracuse for a sales price of approximately $2,294,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80% sold 17 of its 18 investment properties, Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, Hampton Inn-Northlake for a purchase price of approximately $107,576,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K for the period ending December 31, 1996). Hampton/GHI's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of $8,758,000.

The aggregate sale price for all 22 properties was approximately $136,960,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $14,411,000. In addition, the Partnership received approximately $26,207,000 from its unconsolidated joint venture in distributions from operations and the sale of its properties. The Partnership made aggregate distributions of $32,720,000 ($885.95 per unit) to its limited partners and approximately $668,000 to the General Partners from these net proceeds in 1997. It is anticipated that the Partnership will be dissolved during 1998 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners.

In connection with the sale of Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton was obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. Hampton/GHI received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,067,000. It is expected that this amount, after establishment of reserves, will be distributed by the Partnership prior to year end, at which time the Partnership will be dissolved.

Pursuant to the terms of the settlement agreement with respect to the class actions brought by limited partners of the Partnership and Growth Hotel Investors II ("GHI II"), an affiliated partnership, against among others, the Partnership, GHI II and their general partners, the Partnership and GHI II were required to pay the plaintiffs' attorneys' fees associated with such actions. As a result, an aggregate of $1,800,000 ($583,000 of which is allocable to the Partnership) was paid in 1997.


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

99(g) Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership, audited financial statements for the years ended December 31, 1997 and 1996.

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


Signature/Name           Title                         Date

/s/ William H. Jarrard, Jr.   President and            May 12, 1998
William H. Jarrard, Jr.       Director


/s/ Ronald Uretta             Principal Financial      May 12, 1998
Ronald Uretta                 Officer and Principal
                              Accounting Officer