Form 10-Q
period 1998-03-31
GROWTH HOTEL INVESTORS
filed 1998-05-15
CIK 769129

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1998


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period.........to.........
            (Amended by Exchange Act Rel. No. 312905, eff. 4/26/83)

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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                             GROWTH HOTEL INVESTORS

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)


                                                    March 31,     December 31,
                                                      1998           1997
                                                   (Unaudited)       (Note)
Assets
 Cash and cash equivalents                           $2,502          $2,562
 Escrow receivable                                    1,613           1,595
                                                      4,115           4,157
Liabilities
 Accounts payable and state withholding taxes
   payable                                              502             522
 Distribution payable to general partner                502             502
 Estimated costs during the period
   of liquidation                                        91             130
                                                      1,095           1,154

Net Assets in liquidation                            $3,020          $3,003

Note: The Statement of Net Assets in Liquidation at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements


b)
                             GROWTH HOTEL INVESTORS

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (Unaudited)
                       Three Months Ended March 31, 1998
                                 (in thousands)


       Net assets in liquidation at beginning of period             $ 3,003

       Changes in net assets in liquidation
         attributed to:

         Decrease in cash and cash equivalents                          (60)
         Increase in escrow receivables                                  18
         Decrease in accounts payable and state withholding
            taxes payable                                                20
         Decrease in estimated costs during the period
            of liquidation                                               39

         Net assets in liquidation at end of period                 $ 3,020


                 See Notes to Consolidated Financial Statements
c)
                             GROWTH HOTEL INVESTORS

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       Three Months Ended March 31, 1997
                                  (Unaudited)
                        (in thousands, except unit data)


Revenues:
  Hotel operations                                         $  1,689
  Equity in unconsolidated joint venture
     operations                                                 221
  Interest income                                                47
       Total revenues                                         1,957

Expenses:
  Hotel operations                                            1,166
  Interest                                                      149
  Depreciation                                                  265
  General and administrative                                    113
       Total expenses                                         1,693

Net income before minority interest in joint
  ventures' operations                                          264

Minority interest in joint ventures'
  operations                                                     14

Net income allocated to general partners                   $     19
Net income allocated to limited partners                        259

Net income                                                 $    278

Net income per limited partnership unit                    $   7.00

                 See Notes to Consolidated Financial Statements


d)
                             GROWTH HOTEL INVESTORS

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)
                       Three Months Ended March 31, 1997
                        (in thousands, except unit data)


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

                 See Notes to Consolidated Financial Statements


e)
                             GROWTH HOTEL INVESTORS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                       Three Months Ended March 31, 1997
                                 (in thousands)



Cash flows from operating activities:
  Net income                                                       $   278
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and Amortization                                    286
      Equity in unconsolidated joint venture operations               (221)
      Minority interest in joint ventures' operations                  (14)
      Change in accounts:
       Accounts receivables and other assets                           (57)
       Accounts payable and other liabilities                          (78)

         Net cash provided by operating activities                     194

Cash flows from investing activities:
  Property improvements and replacements                              (540)
  Restricted cash decrease                                             (30)

         Net cash used in investing activities                        (570)

Cash flows from financing activities:
  Notes payable principal payments                                      (8)

         Net cash used in financing activities                          (8)

Net decrease in cash and cash equivalents                             (384)

Cash and cash equivalents at beginning of period                     4,644

Cash and cash equivalents at end of period                         $ 4,260

Supplemental information:
   Interest paid                                                   $   114

                 See Notes to Consolidated Financial Statements

f)
                             GROWTH HOTEL INVESTORS

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

The statement of net assets in liquidation as of March 31, 1998, includes approximately $91,000 of accrued costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during 1998.
These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.


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


NOTE C - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

The managing general partner of the Partnership is Montgomery Realty Corporation-85 ("MRC-85"). The general partners of MRC-85 are Fox Realty Investors ("FRI") and NPI Realty Management Corporation ("NPI Realty"). On February 13, 1996, NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85.

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expense incurred by affiliates on behalf of the Partnership.

The following expenses were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 1998 and 1997 (in thousands):

                                                  1998            1997

Reimbursements for services of affiliates         $31             $37

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership. It is anticipated, however, that the Partnership will be liquidated prior to the consummation of the AIMCO transaction. In any event, it is not anticipated that this transaction will have a material effect on the Partnership.

NOTE D - COMMITMENT AND CONTINGENCIES

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

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partners would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,004,000. The General Partners have agreed to take 50% of such allocation or $502,000, which has been accrued at December 31, 1997 and March 31, 1998.

The Partnership holds a warranty reserve escrow account in the amount of approximately $1,613,000 at March 31, 1998. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 31, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

On June 24, 1997 and August 1, 1997 the Partnership sold all of its investment properties and all of its joint venture properties as discussed in "Item 1. Financial Statements Note B - Sale of Properties."

As a result of the sale of its investment properties and the decision to liquidate the Partnership, the Partnership changed its basis of accounting to the liquidation basis of accounting for its financial statements at December 31, 1997. Consequently, assets have been valued at their estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than the amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The statement of net assets in liquidation as of March 31 1998, includes approximately $91,000 of accrued costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the third quarter of 1998. These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

No cash distributions were made in the first quarter of 1998 or 1997. In connection with the sale of the properties owned by Hampton/GHI and the liquidation of the joint venture, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton was obligated to contribute to Hampton/GHI an amount equal to the deficit of its tax capital account, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. Hampton/GHI received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,067,000.

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partners would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,004,000. The General Partners have agreed to take 50% of such allocation or $502,000, which was accrued at December 31, 1997 and March 31, 1998.

The Partnership holds a warranty reserve escrow account in the amount of approximately $1,613,000 at March 31, 1998. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 31, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements of the Partnership expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)    Reports on Form 8-K:

               None filed during the quarter ended March 31, 1998.



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





                           GROWTH HOTEL INVESTORS


                                By:    MONTGOMERY REALTY COMPANY 85,
                                       Its General Partner


                                By:    NPI REALTY MANAGEMENT CORP.
                                       Its Managing General Partner


                                       /s/William H. Jarrard, Jr.
                                       President and Director

                                       /s/Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting

                              Date:   May 15, 1998